Form 10-Q
period 1995-03-31
REAL AMERICAN PROPERTIES
filed 1995-05-18
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-94725

                            REAL AMERICAN PROPERTIES
                  (FORMERLY, HUTTON/REAL AMERICAN PROPERTIES)

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3906164

                         9090 Wilshire Blvd., Suite 201
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ---       ---

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995



PART I.  FINANCIAL INFORMATION (UNAUDITED)

      Item 1.  Financial Statements

              Balance Sheets, March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . 1

              Statements of Operations,
                     Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . 2

              Statement of Partners' Equity,
                     Three Months Ended March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Statements of Cash Flows
                     Three Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . 4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

       Item 2.  Management's Analysis and Discussion of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                              1995                  1994
                                                                           (Unaudited)            (Audited)
                                                                          ------------           -----------
RENTAL PROPERTY, at cost
 Land                                                                     $ 2,170,920           $ 2,170,920
 Buildings                                                                 12,360,101            12,360,101
 Furniture and equipment                                                      835,000               835,000
                                                                          -----------           -----------
                                                                           15,366,021            15,366,021
 Less accumulated depreciation and insurance proceeds                      (4,326,281)           (4,291,410)
                                                                          -----------           -----------

                                                                           11,039,740            11,074,611
                                                                          -----------           -----------

CASH AND CASH EQUIVALENTS                                                     545,312               659,440
                                                                          -----------           -----------

RESTRICTED CASH                                                             3,874,122             3,861,813
                                                                          -----------           -----------

INVESTMENT IN LIMITED PARTNERSHIP

OTHER ASSETS:
 Due from affiliated rental agent                                             122,468               136,340
 Other receivables and prepaid expenses                                        36,887                37,447
                                                                          -----------           -----------

                                                                              159,355               173,787
                                                                          -----------           -----------

                                                                          $15,618,529           $15,769,651
                                                                          ===========           ===========


                                           LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
 Mortgage notes payable                                                   $ 9,677,395           $ 9,687,439
 Accounts payable and accrued expenses                                      1,140,375               984,180
 Tenant security deposits                                                      26,132                26,132
 Liability for earthquake loss                                              3,993,515             3,988,580
                                                                          -----------           -----------

                                                                           14,837,417            14,686,331
                                                                          -----------           -----------

PARTNERS' EQUITY                                                              781,112             1,083,320
                                                                         ------------           -----------

                                                                          $15,618,529           $15,769,651
                                                                          ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                                                Three months            Three months
                                                                                    ended                   ended
                                                                               March 31, 1995          March 31, 1994
                                                                               --------------          --------------
RENTAL OPERATIONS
Revenues
  Rental income                                                                   $ 164,078               $ 217,146
  Other income                                                                        8,975                  13,805
                                                                                  ---------               ---------
                                                                                    173,053                 230,951
                                                                                  ---------               ---------

Expenses
  Operating expenses                                                                153,253                 164,536
  Management fee                                                                     18,724                  13,395
  Depreciation                                                                       34,871                  34,871
  General and administrative                                                          9,261                  12,760
  Interest expense                                                                  234,500                  90,344
  Provision for earthquake loss                                                        -                    250,000
                                                                                  ---------               ---------
                                                                                    450,609                 565,856
                                                                                  ---------               ---------
  Loss from rental operations                                                      (277,556)               (334,905)
                                                                                  ---------               ---------

PARTNERSHIP OPERATIONS
  Interest and other income                                                              748                  3,328
                                                                                  ---------               ---------

Expenses
  General and administrative                                                         10,490                  12,027
  Professional fees                                                                  14,910                  19,589
                                                                                  ---------               ---------
                                                                                     25,400                  31,616
                                                                                  ---------               ---------
  Loss from partnership                                                             (24,652)                (28,288)
                                                                                  ---------               ---------
NET LOSS                                                                          $(302,208)              $(363,193)
                                                                                  =========               =========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)


                                                      General              Limited
                                                      Partners             Partners              Total
                                                     ----------           ----------          -----------
PARTNERSHIP INTERESTS
 at March 31, 1995                                           1                 21,500              21,501
                                                     =========             ==========          ==========

BALANCE  (DEFICIENCY),
 at January 1, 1995                                  $(175,228)            $1,258,548          $1,083,320

Net loss for the three months
 ended March 31, 1995                                   (3,022)              (299,186)           (302,208)
                                                     ---------             ----------          ----------

BALANCE (DEFICIENCY),
 at March 31, 1995                                   $(178,250)            $  959,362          $  781,112
                                                     =========             ==========          ==========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                              1995                  1994
                                                                           ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(302,208)            $(363,193)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
      Depreciation                                                             34,871                34,871
      Provision for earthquake loss                                             4,935               250,000
      (Increase) decrease in:
         Due from rental agent                                                 13,872                 9,084
         Other receivables and prepaid expenses                                   560                  -
      Increase (decrease) in:
         Accounts payable and accrued expenses                                156,195                 3,805
                                                                            ---------             ---------

            Net cash used in operating activities                             (91,775)              (65,433)
                                                                            ---------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                                         (10,044)               (9,051)
  Increase in restricted cash                                                 (12,309)               -
                                                                            ---------             ---------

           Net cash used in financing activities                              (22,353)               (9,051)
                                                                            ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (114,128)              (74,484)

CASH AND CASH EQUIVALENTS, beginning of period                                659,440               689,136
                                                                            ---------             ---------

CASH AND CASH EQUIVALENTS, end of period                                    $ 545,312             $ 689,329
                                                                            =========             =========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information as of December 31, 1994 and the following notes to the financial statements are condensed from the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 of REAL American Properties (the "Partnership") (formerly Hutton/REAL American Properties). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the general partners of the Partnership (the "General Partners"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1995, and the results of operations and changes in cash flow for the three months then ended.

       ORGANIZATION

       The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The Partnership was formed to invest in a diversified portfolio of apartment complexes and had invested in five residential apartment projects, one of which was lost in a foreclosure proceeding in 1993. The General Partners are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc. ("Real Estate"), a Delaware corporation. Casden Investment corporation owns 100% of NAPICO's stock.

       The Partnership offered 45,000 limited partnership interests ("Units") at $1,000 each, of which 21,500 were sold through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90% to the limited partners as a group and 10% to the general partners.

       Net proceeds from sale or refinancing is distributed 100% to the limited partners until an amount equal to the aggregate adjusted capital values, as defined, plus a cumulative non-compounded 8% annual return. The balance is distributed 85% to the limited partners and 15% to the general partners.

       Losses are allocated 99% to the limited partners and 1% to the general partners.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RENTAL PROPERTY AND DEPRECIATION

       Rental property is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment.

                     Asset                        Estimated Useful Lives
                     -----                        ----------------------
              Buildings                                     30 years
              Furniture and equipment                        5 years

       On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been materially affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rentals. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party. These insurance proceeds plus related interest earned of $94,814, net of earthquake related costs incurred of $129,692 are included in restricted cash as of March 31, 1995. In addition, the Partnership is still negotiating with the insurance company for claims relating to rental losses and the remaining property damage which is estimated at approximately $1,250,000, net of the 8.5% independent adjustor's fee, which has not been reflected in the financial statements. An amount of approximately $127,000 was accrued on the financial statements as of December 31, 1994 to provide for the estimated loss to be incurred by the Partnership. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of March 31, 1995. In addition, interest in the amount of approximately $745,000, relating to the first and second mortgages on the Northridge property, and other costs of approximately $291,000 have been accrued and included in accounts payable and accrued expenses as of March 31, 1995 at that date.

       The Partnership is continuing negotiations with the first mortgage lender, who has a security interest in the insurance proceeds, and is finalizing an agreement as to the disbursement of insurance proceeds, in the event that the Northridge property is rebuilt. Concurrently therewith, an application for a new loan with the existing first mortgage lender is being submitted. The Partnership has submitted repair design plan and specifications to the Los Angeles Department of Building and Safety. Upon approval by the City of Los Angeles Department of Building and Safety, the

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RENTAL PROPERTY AND DEPRECIATION (CONTINUED)

       Partnership, the lenders and structural engineers shall determine the best course of action to pursue. If the insurance proceeds are not adequate to repair the building, the lender could foreclose on the building and claim the insurance proceeds held by the Partnership.

       Substantially all of the apartment units in the Partnership's apartment projects are leased on a month-to-month basis.

       AMORTIZATION OF LOAN FEES

       Loan fees are being amortized on the straight-line method over a fifteen-year period.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and bank certificates of deposit, with an original maturity of three months or less.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP

       In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20% limited partnership interest in the Arizona limited partnership. The investment in the limited partnership is being carried at a zero balance.

NOTE 3 - MORTGAGE NOTES PAYABLE

       Mortgage notes payable consist of notes bearing interest at rates ranging from 9.25% to 10.7% per annum. Monthly payments of principal and interest range from approximately $3,400 to $53,500. The notes have maturity dates from November 1995 to August 1996 and are secured by deeds of trust on the rental properties.

       In February 1994, the Partnership ceased making payments to the mortgage lender of the Northridge property, pending negotiations regarding the major damage sustained during the January 17, 1994 earthquake. (see
       Note 1).

NOTE 4 - INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 5 - RELATED PARTY TRANSACTIONS

       a. Sales commissions were paid to an affiliate of Lehman Brothers Inc. (formerly E.F. Hutton & Company Inc.) of 8% per unit on units sold subject to any quantity discounts to individual investors for substantial purchases. Total sales commissions earned and charged to partners' equity as offering expenses amounted to $1,720,000.

       b. Acquisition fees of $1,793,976 were paid to the general partners and have been capitalized as part of the acquisition costs of rental properties in the accompanying financial statements.

       c. The Partnership has entered into an agreement with an affiliate of NAPICO to manage the operations of the two rental properties owned entirely by the Partnership. The agreement is on a month-to-month basis and provides, among other things, for a management fee equal to 5% of gross rentals and other collections. Management fees charged to rental operations under this agreement were approximately $19,000 and $13,000 for the three months ended March 31, 1995 and 1994, respectively. The Partnership ceased making payments under this agreement for one of the rental properties in 1994 as a result of the earthquake (See Note 1). The Partnership entered into an agreement to pay approximately $2,450 per month for an eighteen-month period, starting February 1994, to the affiliate of NAPICO, as compensation for continuing property management services and reconstruction oversight at the property damaged by the earthquake. This represents 3.5% of insurance proceeds allocable to the lost rents, net of the adjustor's fee.

       d. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO of $3,146 was paid and included in the Partnership's operating expenses in the first three months of 1995.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       Under the terms of the Partnership Agreement, the Partnership may be obligated to the General Partners or their affiliates for the following fees:

       a. A liquidation fee equal to 15% of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless and until the Limited Partners have first received certain amounts as stated in the Partnership Agreement.

       b. Certain other fees may be payable, under certain circumstances, as described in the Prospectus and the Partnership Agreement.

NOTE 7 - LITIGATION

       The General Partners of the Partnership are plaintiffs in various lawsuits and have also been named as defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and General Partners, the claims will not result in any material liability to the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

RAP received a total of $10,750,000 in subscriptions for units of limited partnership interests (at $1,000 per unit) during the period September 12, 1985 to February 28, 1986, pursuant to a registration statement on Form S-11. $10,750,000 in subscriptions were received pursuant to the exercise of warrants and the sale of additional limited partnership interests from April 1, 1986 to May 31, 1986.

The Partnership acquired five apartment complexes since inception, one of which was foreclosed by the lender in 1993. The Partnership remains invested in four apartment complexes. Two of these remaining buildings were contributed to a separate limited partnership in 1992.

See "Results of Operations" for discussion on operating cash flows of the individual properties, and "Liquidity" for the discussion on cash flow trends expected in the future.

The Partnership's primary sources of funds are income from rental operations and interest income on money market funds and certificates of deposit.

In 1994 and 1993, the Partnership advanced funds to partially cover the operating deficits of the West Colonial property in the amount of $16,000 and $35,000, respectively. Such advances have been funded from the Partnership's working capital reserve.

RESULTS OF RENTAL OPERATIONS

The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1.

Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units in the apartment projects are leased on a month-to-month basis.

An annual property management fee, which shall in any event not exceed 5% of gross revenues from each property under management, is payable to an affiliate NAPICO on two of the properties.

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been materially affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rentals. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF RENTAL OPERATIONS (CONTINUED)

related party. These insurance proceeds plus related interest earned of $94,818, net of earthquake related costs incurred of $129,692 are included in restricted cash as of March 31, 1995. In addition, the Partnership is still negotiating with the insurance company for claims relating to rental losses and the remaining property damage which is estimated at approximately $1,250,000, net of the 8.5% independent adjustor's fee, which has not been reflected in the financial statements. An amount of approximately $127,000 was accrued on the financial statements as of December 31, 1994 to provide for the estimated loss to be incurred by the Partnership. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of March 31, 1995. In addition, interest in the amount of approximately $745,000, relating to the first and second mortgages on the Northridge property, and other costs of approximately $291,000 have been accrued through March 31, 1995, and are included in accounts payable and accrued expenses as of March 31, 1995 (See Note 3).

The Partnership is continuing negotiations with the first mortgage lender, who has a security interest in the insurance proceeds, and is finalizing an agreement as to the disbursement of insurance proceeds, in the event that the Northridge property is rebuilt. Concurrently therewith, an application for a new loan with the existing first mortgage lender is being submitted. The Partnership has submitted repair design plan and specifications to the Los Angeles Department of Building and Safety. Upon approval by the City of Los Angeles Department of Building and Safety, the Partnership, the lenders and structural engineers shall determine the best course of action to pursue. As compensation for continuing property management services and reconstruction oversight, the managing agent, which is an affiliate of NAPICO, will be paid a total of approximately $44,245. This represents 3.5% of the insurance proceeds allocable to the lost rents (net of the adjustor's fee) for the eighteen-month period from February 1994 through July 1995. As of March 31, 1995, $27,038 has been accrued. If the insurance proceeds are not adequate to repair the building, the lender could foreclose on the building and claim the insurance proceeds held by the Partnership.

Occupancy at West Colonial Village averaged 92% during the first three months of 1995, a 3% decrease in occupancy compared to the same period in 1994. The property operated at a cash deficit of approximately $5,000 (excluding depreciation and principal payments on the mortgage) during the first three months of 1995.

Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in projects. Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership.

The Partnership did not make cash distributions during the first three months of 1995 and does not anticipate making any cash distributions in the future.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of March 31, 1995, NAPICO was named as a plaintiff or a defendant in several suits. None of these suits were related to the Partnership.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 601 of regulation S-K

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REAL AMERICAN PROPERTIES
                                 (a California limited partnership)



                                 By: National Partnership Investments Corp. a General Partner


                                 Date:              5/17/95
                                       -----------------------------------


                                 By:   /s/ BRUCE E. NELSON
                                      ------------------------------------
                                      Bruce E. Nelson
                                      President



                                 Date:              5/17/95
                                       -----------------------------------



                                 By:   /s/ SHAWN HORWITZ
                                      ------------------------------------
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer