Form 10-Q
period 1995-06-30
REAL AMERICAN PROPERTIES
filed 1995-08-21
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED JUNE 30, 1995

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995



PART I.  FINANCIAL INFORMATION (UNAUDITED)

    Item 1.  Financial Statements

            Balance Sheets, June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . .   1

            Statements of Operations,
                   Six and Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . .   2

            Statement of Partners' Equity,
                   Six Months Ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

            Statements of Cash Flows
                   Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .   4

            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

     Item 2.  Management's Analysis and Discussion of Financial
                  Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                               1995                  1994
                                                                                            (Unaudited)            (Audited)
                                                                                           ------------           -----------
RENTAL PROPERTY, at cost
   Land                                                                                    $ 2,170,920           $ 2,170,920
   Buildings                                                                                12,360,101            12,360,101
   Furniture and equipment                                                                     835,000               835,000
                                                                                           -----------           -----------
                                                                                            15,366,021            15,366,021
   Less accumulated depreciation                                                            (4,361,154)           (4,291,410)
                                                                                           -----------           -----------

                                                                                            11,004,867            11,074,611
                                                                                           -----------           -----------

CASH AND CASH EQUIVALENTS                                                                      506,135               659,440
                                                                                           -----------           -----------

RESTRICTED CASH                                                                              3,883,748             3,861,813
                                                                                           -----------           -----------

INVESTMENT IN LIMITED PARTNERSHIP

OTHER ASSETS:
   Due from affiliated rental agent                                                            112,955               136,340
   Other receivables and prepaid expenses                                                       36,327                37,447
                                                                                           -----------           -----------

                                                                                               149,282               173,787
                                                                                           -----------           -----------

                                                                                           $15,544,032           $15,769,651
                                                                                           ===========           ===========

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                                                  $ 9,667,049           $ 9,687,439
   Accounts payable and accrued expenses                                                       986,013               984,180
   Tenant security deposits                                                                     26,132                26,132
   Liability for earthquake loss                                                             4,010,515             3,988,580
                                                                                           -----------           -----------

                                                                                            14,689,709            14,686,331

PARTNERS' EQUITY                                                                               854,323             1,083,320
                                                                                           -----------           -----------

                                                                                           $15,544,032           $15,769,651
                                                                                           ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                 Six months          Three months          Six months          Three months
                                                   ended                ended                ended                ended
                                                June 30, 1995        June 30, 1995        June 30, 1994        June 30, 1994
                                                -------------        -------------        -------------        -------------
RENTAL OPERATIONS
    Revenues
       Rental income                              $ 333,746            $ 169,668            $ 377,570            $ 160,424
       Other income                                  17,131                8,156               24,318               10,513
                                                  ---------            ---------            ---------            ---------

                                                    350,877              177,824              401,888              170,937
                                                  ---------            ---------            ---------            ---------

    Expenses
       Operating expenses                           240,541               87,288              259,902               95,366
       Management fees-affiliate                     32,331               13,607               22,111                8,766
       Depreciation                                  69,744               34,872               69,742               34,871
       General and administrative                    19,720               10,460               23,368               10,608
       Interest expense                             171,566              (62,934)             177,024               86,680
       Provision for earthquake loss                   -                    -                 400,000              150,000
                                                  ---------            ---------            ---------            ---------

                                                    533,902               83,293              952,147              386,291
                                                  ---------            ---------            ---------            ---------

       (Loss) income from rental operations        (183,025)              94,531             (550,259)            (215,354)
                                                  ---------            ---------            ---------            ---------

PARTNERSHIP OPERATIONS
    Revenue--interest and other income               11,430               10,682                6,248                2,920
                                                  ---------            ---------            ---------            ---------
    Expenses
       General and administrative                    22,630               12,139               25,757               13,730
       Professional fees                             34,772               19,862               21,871                2,282
                                                  ---------            ---------            ---------            ---------
                                                     57,402               32,001               47,628               16,012
                                                  ---------            ---------            ---------            ---------

       Loss from partnership operations             (45,972)             (21,319)             (41,380)             (13,092)
                                                  ---------            ---------            ---------            ---------

NET (LOSS) INCOME                                 $(228,997)           $  73,212            $(591,639)           $(228,446)
                                                  =========            =========            =========            =========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)


                                              General               Limited
                                              Partners              Partners             Total
                                             ---------             ---------           ----------
PARTNERSHIP INTERESTS
    at June 30, 1995                                                   21,500
                                                                   ==========

EQUITY (DEFICIENCY),
    at January 1, 1995                       $(175,228)            $1,258,548          $1,083,320

Net loss for the six months
    ended June 30, 1995                         (2,290)              (226,707)           (228,997)
                                             ---------             ----------          ----------

EQUITY (DEFICIENCY),
    at June 30, 1995                         $(177,518)            $1,031,841          $  854,323
                                             =========             ==========          ==========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                                               1995                   1994
                                                                                             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                  $(228,997)            $(591,639)
   Adjustments to reconcile net loss to cash
      used in operating activities:
           Depreciation                                                                         69,744                69,742
           (Increase) decrease in:
              Due from rental agent                                                             23,385                48,865
           Other receivables and prepaid expenses                                                1,120                   -
           Increase (decrease) in:
              Accounts payable and accrued expenses                                              1,833                   865
              Liability for earthquake loss                                                     21,935               400,000
                                                                                             ---------             ---------

                             Net cash used in operating activities                            (110,980)              (72,167)
                                                                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                                         (20,390)              (18,348)
   Increase in restricted cash                                                                 (21,935)                  -
                                                                                             ---------             ---------

                                                                                               (42,325)              (18,348)
                                                                                             ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (153,305)              (90,515)

CASH AND CASH EQUIVALENTS, beginning of period                                                 659,440               689,136
                                                                                             ---------             ---------

CASH AND CASH EQUIVALENTS, end of period                                                     $ 506,135             $ 598,621
                                                                                             =========             =========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 of REAL American Properties (the "Partnership") (formerly Hutton/REAL American Properties). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1995, and the results of operations and changes in cash flow for the six months then ended.

         ORGANIZATION

         The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The Partnership was formed to invest in a diversified portfolio of apartment complexes and had invested in five residential apartment projects, one of which was foreclosured by the lender in 1993. The general partners are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc. ("Real Estate"), a Delaware corporation. Casden Investment corporation owns 100 percent of NAPICO's stock.

         The Partnership offered 45,000 limited partnership interests ("Units") at $1,000 each, of which 21,500 were sold through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is to be allocated 90 percent to the limited partners as a group and 10 percent to the general partners.

         Net proceeds from sale or refinancing is distributed 100 percent to the limited partners until an amount equal to the aggregate adjusted capital values, as defined, plus a cumulative non-compounded 8 percent annual return. The balance is distributed 85 percent to the limited partners and 15 percent to the general partners.

         Losses are allocated 99 percent to the limited partners and 1 percent to the general partners.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


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

                                      Asset                        Estimated Useful Lives
                                      -----                        ----------------------
                               Buildings                                   30 years
                               Furniture and equipment                      5 years

         On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been materially affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rentals. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party. These insurance proceeds plus related interest earned of $146,193, net of earthquake related costs incurred of $171,445 are included in restricted cash as of June 30, 1995. In addition, the Partnership is still negotiating with the insurance company for claims relating to the remaining property damage which is estimated at approximately $1,250,000, net of the 8.5 percent independent adjustor's fee, which has not been reflected in the financial statements. An amount of approximately $127,000 was accrued on the financial statements as of December 31, 1994 to provide for the estimated loss to be incurred by the Partnership. At June 30, 1994, the Partnership estimated the loss to be $400,000. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of June 30, 1995. In addition, interest in the amount of approximately $596,000, relating to the first and second mortgages on the Northridge property, and other costs of approximately $291,000 have been accrued and included in accounts payable and accrued expenses as of June 30, 1995.

         The Partnership is continuing negotiations with the first mortgage lender, who has a security interest in the insurance proceeds, and is finalizing an agreement as to the disbursement of insurance proceeds, in the event that the Northridge property is rebuilt. Concurrently therewith, an application for a new loan with the existing first mortgage lender is being submitted. The Partnership has received approval of repair design plan and specifications by the Los Angeles Department of Building and Safety. The Partnership, the lenders and structural engineers are assessing the best course of action to pursue with respect to rebuilding Northridge. If the insurance proceeds are not adequate to repair the building, the lender could foreclose on the building and claim the insurance proceeds held by the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP

         In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20 percent limited partnership interest in the Arizona limited partnership. In August 1995, the Del Coronado properties were sold by the Local Operating General Partner to a REIT. The proceeds will be in the form of the REIT stock, currently valued at approximately $680,000, but which cannot be redeemed for one year and which may be subject to change. The investment in the limited partnership is being carried at a zero balance.

NOTE 3 - MORTGAGE NOTES PAYABLE

         Mortgage notes payable consist of notes bearing interest at rates ranging from 9.25 percent to 10.7 percent per annum. Monthly payments of principal and interest range from approximately $3,400 to $53,500. The notes have maturity dates from November 1995 to August 1996 and are secured by deeds of trust on the rental properties.

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

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 5 - RELATED PARTY TRANSACTIONS

         a. Sales commissions were paid to an affiliate of Lehman Brothers Inc. (formerly E.F. Hutton & Company Inc.) of 8 percent per unit on units sold subject to any quantity discounts to individual investors for substantial purchases. Total sales commissions earned and charged to partners' equity as offering expenses amounted to $1,720,000.

         b. Acquisition fees of $1,793,976 were paid to the general partners and have been capitalized as part of the acquisition costs of rental properties in the accompanying financial statements.

         c. The Partnership had entered into an agreement with affiliates of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements are on a month-to-month basis and provides, among other things, for a management fee equal to 5% of gross rentals and other collections for West Colonial and approximately $2,450 per month for an eighteen-month period, starting February 1994, as compensation for continuing property management services and reconstruction oversight at the Northridge property damaged by the earthquake which represents 3.5 percent of insurance proceeds allocable to lost rents net of adjuster's fees. Management fees charged to rental operations under these agreements were approximately $32,000 and $22,000 for the six months ended June 30, 1995 and 1994, respectively. As of July 24, 1995, management of West Colonial was transferred to an indpendent property management firm. The affiliated property management contract for Northridge has been extended until reconstruction commences, at which time property management shall be transferred to an independent management firm.

         d. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO of $6,293 was paid and included in the Partnership's operating expenses in the first six months of 1995.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Under the terms of the Partnership Agreement, the Partnership may be obligated to the General Partners or their affiliates for the following fees:

         a. A liquidation fee equal to 15 percent of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless and until the Limited Partners have first received certain amounts as stated in the Partnership Agreement.

         b. Certain other fees may be payable, under certain circumstances, as described in the Prospectus and the Partnership Agreement.

NOTE 7 - LITIGATION

         Except as set forth in item 3, NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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

RESULTS OF OPERATIONS

Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units in the apartment projects are leased on a month-to-month basis.

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been materially affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rentals. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party. These insurance proceeds plus related interest earned of $146,193, net of earthquake related costs incurred of $171,445 are included in restricted cash as of June 30, 1995. In addition, the Partnership is still negotiating with the insurance company for claims relating to the remaining property damage which is estimated at approximately $1,250,000, net of the 8.5 percent independent adjustor's fee, which has not been reflected in the financial statements. An amount of approximately $127,000 was accrued on the financial statements as of December 31, 1994 to provide for the estimated loss to be incurred by the Partnership. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

accompanying balance sheet as of June 30, 1995. In addition, interest in the amount of approximately $596,000, relating to the first and second mortgages on the Northridge property, and other costs of approximately $291,000 have been accrued through June 30, 1995, and are included in accounts payable and accrued expenses as of June 30, 1995 (See Note 3).

The Partnership is continuing negotiations with the first mortgage lender, who has a security interest in the insurance proceeds, and is finalizing an agreement as to the disbursement of insurance proceeds, in the event that the Northridge property is rebuilt. Concurrently therewith, an application for a new loan with the existing first mortgage lender is being submitted. The Partnership has received approval of repair design plan and specifications by the Los Angeles Department of Building and Safety. The Partnership, the lenders and structural engineers are assessing the best course of action to pursue with respect to rebuilding Northridge. As compensation for continuing property management services and reconstruction oversight, the managing agent, which is an affiliate of NAPICO, will be paid a total of approximately $45,000 for the eighteen-month period from February 1994 through July 1995. For the six months ended June 30, 1995, $14,850 has been paid. If the insurance proceeds are not adequate to repair the building, the lender could foreclose on the building and claim the insurance proceeds held by the Partnership.

Occupancy at West Colonial Village averaged 91 percent during the first six months of 1995, a 3 percent decrease in occupancy compared to the same period in 1994. The property operated at a cash deficit of approximately $14,000 (excluding depreciation and principal payments on the mortgage) during the first six months of 1995. In July 1995, the Partnership engaged an independent real estate brokerage firm to market the sale of West Colonial Village.

Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in projects. Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership.

The Partnership did not make cash distributions during the first six months of 1995 and does not anticipate making any cash distributions in the future.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.                OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

As of June 30, 1995, NAPICO was named as a plaintiff or a defendant in several suits. None of these suits were related to the Partnership.

Real Estate, a General Partner of the Partnership and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships") and NAPICO and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995. In addition to establishing certain Partnership controls, the Memorandum of Understanding resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Real Estate, the Partnership and others against NAPICO, among others ("the Lawsuit"). All parties entered into the Memorandum of Understanding without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the Memorandum of Understanding, the parties thereto have agreed, among other things, that:

         1. NAPICO has agreed to allow the accounting firm of Price Waterhouse to complete its analysis of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by the Partnership's property management company, Mayer Management, Inc. ("MMI"). NAPICO has also agreed that it and its affiliates, including MMI, will pay to the Partnership any amounts (with interest thereon) properly determined to be owed to the Partnership as a result of the Price Waterhouse analysis.

         2. The management of the West Colonial property will be performed by HSC Real Estate Inc., a management company unaffiliated with NAPICO pursuant to the Property Management Agreement dated July 24, 1995, subject to certain agreed-upon amendments.

         3. The existing Property Management Agreement for the Northridge property by and between the Partnership and MMI, shall be extended until the earlier of the commencement of reconstruction of the building or a the sale of the property to an unaffiliated third party, subject to certain agreed-upon amendments.

        4. The Partnership will continue to retain Deloitte & Touche as the Partnership's auditors for 1995, but will solicit competitive bids from at least three Big Six accounting firms for the Partnership's audit work beginning with fiscal year 1996 and at least every three (3) years thereafter.

        5. The Partnership will employ an independent Cash Manager, designated by Real Estate and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO and payment of cash distributions, if any,
                to the Limited Partners.   NAPICO has agreed to prepare
                detailed annual budgets to be approved by Real Estate and thereafter used by the Cash Manager as a guide and control over Partnership operations.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

         6. The parties to the Memorandum of Understanding have agreed to enter into a formal Settlement Agreement and, concurrently therewith, (a) the plaintiffs in the Lawsuit will execute a special release of the defendants with respect to the allegations contained in the Lawsuit, (b) the defendants in the Lawsuit will execute a special release of each plaintiff in the Lawsuit that is a general partner of a Plaintiff Partnership with respect to all claims which would have been compulsory counterclaims thereunder, and (c) the defendants will execute a special release of any claims, other than those regarding specifically scheduled contractual relations, which any defendant may have against this Partnership or any of the other Plaintiff Partnerships.

         7. Upon the uncured breach of certain provisions of the Memorandum of Understanding, or upon a future breach of NAPICO's fiduciary duties, Real Estate may cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.

Any Limited Partner who desires a copy of the Memorandum of Understanding may call Pat Toy at 1-800-666-6274 or by writing the Managing General Partner.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 601 of regulation S-K

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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




                               REAL AMERICAN PROPERTIES
                               (a California limited partnership)



                               By: National Partnership Investments Corp. a General Partner


                               Date:
                                      --------------------------------------



                               By:
                                      --------------------------------------
                                      Bruce Nelson
                                      President



                               Date:
                                      ------------------------------------



                               By:
                                      --------------------------------------
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer