Form 10-Q
period 1995-09-30
REAL AMERICAN PROPERTIES
filed 1995-11-20
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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


                              Yes   X     No
                                  -----      -----

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements

              Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . .      1

              Statements of Operations,
                    Nine and Three Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . .      2

              Statement of Partners' Equity,
                    Nine Months Ended September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

              Statements of Cash Flows
                    Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .      4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

     Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

     Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                                                                               1995                  1994
                                                               ASSETS                       (Unaudited)            (Audited)
                                                                                           ------------           -----------
RENTAL PROPERTY, at cost
     Land                                                                                  $ 2,170,920           $ 2,170,920
     Buildings                                                                              12,360,101            12,360,101
     Furniture and equipment                                                                   835,000               835,000
                                                                                           -----------           -----------
                                                                                            15,366,021            15,366,021
     Less accumulated depreciation                                                          (4,396,026)           (4,291,410)
                                                                                           -----------           -----------

                                                                                            10,969,995            11,074,611
                                                                                           -----------           -----------

CASH AND CASH EQUIVALENTS                                                                      472,600               659,440
                                                                                           -----------           -----------

RESTRICTED CASH                                                                              3,941,159             3,861,813
                                                                                           -----------           -----------

INVESTMENT IN LIMITED PARTNERSHIP

OTHER ASSETS:
     Due from affiliated rental agent                                                          160,448               136,340
     Other receivables and prepaid expenses                                                     35,767                37,447
                                                                                           -----------           -----------

                                                                                               196,215               173,787
                                                                                           -----------           -----------

                                                                                           $15,579,969           $15,769,651
                                                                                           ===========           ===========

                                                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                                $ 9,660,028           $ 9,687,439
     Accounts payable and accrued expenses                                                   1,064,184               984,180
     Tenant security deposits                                                                   26,132                26,132
     Liability for earthquake loss                                                           4,067,926             3,988,580
                                                                                           -----------           -----------

                                                                                            14,818,270            14,686,331

PARTNERS' EQUITY                                                                               761,699             1,083,320
                                                                                           -----------           -----------

                                                                                           $15,579,969           $15,769,651
                                                                                           ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                     Nine months      Three months       Nine months       Three months
                                                        ended            ended              ended             ended
                                                    Sept. 30, 1995   Sept. 30, 1995     Sept. 30, 1994    Sept. 30, 1994
                                                    --------------   --------------     --------------    --------------
RENTAL OPERATIONS
  Revenues
        Rental income                                 $ 506,300         $ 172,554         $  540,764         $163,194
        Other income                                     23,360             6,229             31,472            7,154
                                                      ---------         ---------         ----------         --------

                                                        529,660           178,783            572,236          170,348
                                                      ---------         ---------         ----------         --------

  Expenses
        Operating expenses                              373,972           133,431            327,610           67,708
        Management fees-affiliate                        24,663            (7,668)            30,328            8,217
        Depreciation                                    104,616            34,872            104,613           34,871
        General and administrative                       27,790             8,070             34,112           10,744
        Interest expense                                256,949            85,383            263,454           86,430
        Provision for earthquake loss                      -                 -               400,000             -
                                                      ---------         ---------         ----------         --------

                                                        787,990           254,088          1,160,117          207,970
                                                      ---------         ---------         ----------         --------

        (Loss) income from rental operations           (258,330)          (75,305)          (587,881)         (37,622)
                                                      ---------         ---------         ----------         --------

PARTNERSHIP OPERATIONS
  Interest and other income                              15,427             3,997             26,008           19,760
                                                      ---------         ---------         ----------         --------
  Expenses
        General and administrative                       34,105            11,475             32,592            6,835
        Professional fees                                44,613             9,842             25,083            3,212
                                                      ---------         ---------         ----------         --------

                                                         78,718            21,317             57,675           10,047
                                                      ---------         ---------         ----------         --------

        Loss from partnership operations                (63,291)          (17,320)           (31,667)           9,713
                                                      ---------         ---------         ----------         --------

NET (LOSS) INCOME                                     $(321,621)        $ (92,625)        $ (619,548)        $(27,909)
                                                      ==========        =========         ==========         ========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST                             $      (16)       $      (5)        $      (29)        $     (1)
                                                      ==========        =========         ==========         ========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)


                                                        General               Limited
                                                        Partners              Partners              Total
                                                       ----------            -----------          -----------
PARTNERSHIP INTERESTS
     at September 30, 1995                                                       21,500
                                                                             ==========

EQUITY (DEFICIENCY),
     at January 1, 1995                                $(175,228)            $1,258,548           $1,083,320

Net loss for the nine months
     ended September 30, 1995                             (3,216)              (318,405)            (321,621)
                                                       ---------             ----------           ----------

EQUITY (DEFICIENCY),
     at September 30, 1995                             $(178,444)            $  940,143           $  761,699
                                                       =========             ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                          1995               1994
                                                                                        ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $(321,621)        $ (619,548)
   Adjustments to reconcile net loss to cash
      used in operating activities:
      Depreciation                                                                        104,616            104,613
      (Increase) decrease in:
           Due from rental agent                                                          (24,108)            82,310
      Other receivables and prepaid expenses                                                1,680               -
      Increase (decrease) in:
           Accounts payable and accrued expenses                                           80,004                 46
           Provision for earthquake loss                                                     -               400,000
                                                                                        ---------         ----------

              Net cash used in operating activities                                      (159,429)           (32,579)
                                                                                        ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Earthquake insurance proceeds                                                            -             3,476,238
    Earthquake costs                                                                       79,346            (21,145)
                                                                                        ---------         ----------

              Net cash provided by investing activities                                    79,346          3,455,093
                                                                                        ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                                   (27,411)            (27,897)
   Increase in restricted cash                                                           (79,346)               -
                                                                                        --------          ----------

             Net cash used in financing activities                                       (106,757)           (27,897)
                                                                                        ---------         ----------

NET (DECREASE) INCREASE  IN CASH AND
   CASH EQUIVALENTS                                                                      (186,840)         3,394,617

CASH AND CASH EQUIVALENTS, beginning of period                                            659,440            689,136
                                                                                        ---------         ----------

CASH AND CASH EQUIVALENTS, end of period                                                $ 472,600         $4,083,753
                                                                                        =========         ==========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1995, and the results of operations for the three and nine months then ended and changes in cash flow for the nine months then ended.

         ORGANIZATION

         The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The Partnership was formed to invest in a diversified portfolio of five residential apartment projects, one of which was foreclosed on by the lender in 1993. The general partners are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc. ("Real Estate"), a Delaware corporation. Casden Investment Corporation now owns 100 percent of NAPICO's stock.

         The Partnership offered 45,000 limited partnership interests ("Units") at $1,000 each, of which 21,500 were sold through a public offering. The terms of the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash from operations available for distribution is to be distributed 90 percent to the limited partners as a group and 10 percent to the general partners.

         Net proceeds from sale or refinancing are to be distributed 100 percent to the limited partners until they have received an amount equal to the aggregate adjusted capital values, as defined in the Partnership Agreement, plus a cumulative non-compounded 8 percent annual return. The balance is distributed 85 percent to the limited partners and 15 percent to the general partners. Losses are allocated 99 percent to the limited partners and 1 percent to the general partners.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


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

                      Asset                        Estimated Useful Lives
                      -----                        ----------------------
               Buildings                                  30 years
               Furniture and equipment                     5 years

         On January 17, 1994, the Partnership's property located in Northridge, California sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been severely affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rental income. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO. The amount of $3,941,159 is included in restricted cash as of September 30, 1995, representing the insurance proceeds of approximately $3,909,000 plus interest earned thereon of $195,983, less earthquake related costs incurred of $163,824 (See
         Note 5). In addition, the Partnership received on November 15, 1995 the remaining property damage insurance, of approximately $1,251,000 (net of the adjustor's fee of 8.5%) which has not been reflected in the financial statements. At September 30, 1994, the Partnership estimated the loss as a result of the earthquake damage to be $400,000 which was adjusted to approximately $127,000 on the financial statements as of December 31, 1994. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of September 30, 1995. In addition, interest in the amount of approximately $596,000, relating to the first and second mortgages on the Northridge property, and other costs of approximately $291,000 have been accrued and included in accounts payable and accrued expenses as of September 30, 1995. The second mortgage expires on November 15, 1995 (See Note 3).

         John Hancock Mutual Life Insurance Company ("Hancock"), who currently holds the first deed of trust encumbering the Northridge property, has demanded that the Partnership turn over the insurance proceeds currently held by the Partnership to Hancock. Pursuant to the terms of the loan documents between the Partnership and Hancock, Hancock has a security interest in and other rights to the insurance proceeds.
         The Partnership is currently negotiating with Hancock for a modification of the terms of the Hancock loan and/or the possibility of some other settlement or payoff of the Hancock loan, (including a sale of the property) and the Partnership continues to analyze all available alternatives. There can be no assurance, however, that the Partnership will be able to reach any type of agreement or understanding with Hancock, in which event Hancock could foreclose upon the property and demand all or some of the insurance proceeds now held by the Partnership. In the interim, the Partnership has received approval by the Los Angeles Building Department for plans and specifications for the reconstruction of the Property.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RENTAL PROPERTY AND DEPRECIATION (CONTINUED)

         The Partnership is currently in negotiations with potential purchasers of West Colonial Apartments, and the property is being marketed for a price estimated between $4,000,000 and $4,200,000. The first mortgage, with an approximate principal balance of $3,200,000, matures January 31, 1996 and the Partnership is endeavoring to close the sale prior to that date. However, there is no assurance that the Partnership will be able to find a purchaser and consummate a sale prior to such date, in which event the Partnership's lender could commence a foreclosure action against the property.

         Substantially all of the apartment units in the Partnership's apartment projects are leased on a month-to-month basis.

         NET LOSS PER LIMITED PARTNERSHIP INTEREST

         Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by 21,500, the number of limited partnership interests outstanding for the periods presented.

         AMORTIZATION OF LOAN FEES

         Loan fees are being amortized on the straight-line method over a fifteen-year period.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit, with an original maturity of three months or less.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP

         In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20 percent limited partnership interest in 843 South Longmore Limited Partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership of ERPT, which are convertible to cash or ERPT REIT stock. Of the net proceeds, the Partnership is to receive an allocation of 23,524 shares with an approximate value of $682,196, which may be subject to change due to stock market fluctuations, since

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)

         the limited partnership shares cannot be redeemed for cash or REIT stock until August 1996. The Partnership intends to redeem the limited partnership shares for cash upon expiration of the redemption period. The REIT stock currently trades at approximately $29 on the New York Stock Exchange under the symbol EQR.The investment in the 843 South Longmore Limited Partnership is being carried at a zero balance.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The Partnership has three notes payable separately secured by its two remaining properties as of September 30, 1995, as follows:

         a. The Northridge property is encumbered as of September 30, 1995 by a first deed of trust in favor of Hancock securing a note in the approximate principal balance of $6,073,000, and a second deed of trust in the approximate principal balance of $410,000. The Hancock note bears interest at 9.25% per annum and is payable in monthly installments of approxiatmely $53,500. The entire balance of the Hancock note is due and payable on or before August 1, 1996. The Northridge second note bears interest at 10% per annum and is payable in monthly installments of approximately $3,400. The entire balance of the Northridge second note matured on November 15, 1995 and is currently due and payable. In February 1994, the Partnership ceased making payments to both of the lenders with respect to the Northridge property, pending negotiations regarding the severe earthquake damage sustained at the property in the January 17, 1994 earthquake. The Partnership is continuing negotiations with the second mortgage lender to either extend the maturity date of the loan or a discount payoff. There can be no assurance that the Partnership will be able to achieve any successful resolution of modifying the terms of the loans secured by the Northridge Property, in which event the lenders may initiate foreclosure upon the property and claim some or all of the insurance proceeds now held by the Partnership. (See Note 1 above for a discussion of the negotiations with Hancock).

         b. The West Colonial Apartments is encumbered by a first deed of trust securing a note in the approximate principal balance of $3,177,000 as of September 30, 1995. The note bears interest at 10.7% per annum and is payable in monthly installments of approximately $3,000. The entire balance of the note is due and payable on or before January 31, 1996. The Partnership is currently marketing the West Colonial property for sale, and hopes to be able to consummate a sale of the property prior to the loan maturity; however, there can be no assurance that a sale will materialize or that it will be consummated prior to the scheduled loan maturity.

NOTE 4 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 5 - RELATED PARTY TRANSACTIONS

         a. The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements were on a month-to-month basis and provided, among other things, for a management fee equal to 5% of gross rentals and other collections for West Colonial through July 24, 1995 and approximately $2,450 per month, as compensation for continuing property management services and reconstruction oversight at the Northridge property damaged by the earthquake. Management fees charged by the NAPICO affiliate under these agreements were approximately $47,000 and $50,000 for the nine months ended September 30, 1995 and 1994,
                 respectively.   Included in these management fees is
                 approximately $22,000 and $20,000 for the nine months ended September 30, 1995 and 1994, respectively, which were included
                 in earthquake costs for the periods.   As of July 24, 1995,
                 management of West Colonial was transferred to an independent property management firm. Management of Northridge will be transferred to an independent management firm upon commencement of reconstruction.

         b. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO of $9,440 was paid and included in the Partnership's operating expenses in the first nine months of 1995.

         c. An affiliate of the Managing General Partner performed certain earthquake related services, which totalled approximately $84,000 as of September 30, 1995, (Note 1) including approximately $49,000 under the management contract discussed above.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Under the terms of the Partnership Agreement, the Partnership may be obligated to the General Partners or their affiliates for the following fees:

         a. A liquidation fee equal to 15 percent of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless and until the Limited Partners have first received certain priority returns as stated in the Partnership Agreement.

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

                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Partnership received a total of $10,750,000 in subscriptions for units of limited partnership interests (at $1,000 per unit) during the period September 12, 1985 to February 28, 1986, pursuant to a registration statement on Form S-11. $10,750,000 in subscriptions were received pursuant to the exercise of warrants and the sale of additional limited partnership interests from April 1, 1986 to May 31, 1986.

The Partnership acquired five apartment complexes since its inception, two of which were contributed to a separate limited partnership in 1992 and thereafter sold for REIT shares in August of 1995, and one of which was foreclosed by the lender in 1993. The Partnership remains invested in two apartment complexes, one of which was severely damaged in the January 17, 1994 earthquake.

The Partnership's primary sources of funds are income from rental operations and interest income on money market funds and certificates of deposit.

In 1994 and 1993, the Partnership advanced funds to partially cover the operating deficits of the West Colonial property in the amount of $16,000 and $35,000, respectively. Such advances have been funded from the Partnership's working capital reserve. The Partnership anticipates advancing approximately $72,000 prior to year-end for payment of property taxes at West Colonial.

RESULTS OF OPERATIONS

Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units in the apartment projects are leased on a month-to-month basis.

On January 17, 1994, the Partnership's property located in Northridge, California sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been severely affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rental income. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO. The amount of $3,941,159 is included in restricted cash as of September 30, 1995, representing the insurance proceeds of approximately $3,909,000 plus interest earned thereon of $195,983, less earthquake related costs incurred of $163,824 (Note 5). In addition, the Partnership received on November 15, 1995 the remaining property damage insurance, approximately $1,251,000 (net of the adjustor's fee of 8.5%) which has not been reflected in the financial statements. At September 30, 1994, the Partnership estimated the loss as a result of the earthquake damage to be $400,000 which was adjusted to approximately $127,000 on the financial statements as of December 31, 1994. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of September 30, 1995. In addition, interest in the amount of approximately $596,000, relating to the first and second mortgages on the Northridge property, and other costs of approximately $291,000 have been accrued and

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

included in accounts payable and accrued expenses as of September 30, 1995. The second mortgage expires on November 15, 1995 (See Note 3).

John Hancock Mutual Life Insurance Company ("Hancock"), who currently holds the first deed of trust encumbering the Northridge property, has demanded that the Partnership turn over the insurance proceeds currently held by the Partnership to Hancock. Pursuant to the terms of the loan documents between the Partnership and Hancock, Hancock has a security interest in and other rights to
the insurance proceeds.   The Partnership is currently negotiating with Hancock
for a modification of the terms of the Hancock loan and/or the possibility of some other settlement or payoff of the Hancock loan, (including a sale of the property) and the Partnership continues to analyze all available alternatives. There can be no assurance, however, that the Partnership will be able to reach any type of agreement or understanding with Hancock, in which event Hancock could foreclose upon the property and demand all or some of the insurance proceeds now held by the Partnership. In the interim, the Partnership has received approval by the Los Angeles Building Department for plans and specifications for the reconstruction of the Property.

Occupancy at West Colonial Village averaged 92 percent during the first nine months of 1995, a 2 percent decrease in occupancy compared to the same period in 1994. The property operated at a deficit of approximately $38,000 (excluding depreciation and principal payments on the mortgage), during the first nine months of 1995, after accruing property tax expense for the nine months ended September 30, 1995. See "Capital Resources and Liquidity." In July 1995, the Partnership engaged an independent real estate brokerage firm to market West Colonial Village for sale. The Partnership is currently in negotiations with potential purchasers of West Colonial Apartments. The property is being marketed for a price estimated between $4,000,000 and $4,200,000. The first mortgage with an approximate principal balance of $3,200,000, matures on January 31, 1996 and the Partnership is endeavoring to close the sale prior to that date. However, there can be no assurance that a sale will materialize or that it will be able to be consummated prior to the scheduled loan maturity. The Partnership continues to explore other possible avenues to satisfy this loan at maturity.

In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20 percent limited partnership interest in 843 South Longmore Limited Partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership of ERPT, which are convertible to cash or ERPT REIT stock. Of the net proceeds, the Partnership is to receive an allocation of 23,524 shares with an approximate value of $682,196, which may be subject to change due to stock market fluctuations, since the limited partnership shares cannot be redeemed for cash or REIT stock until August 1996. The Partnership intends to redeem the limited partnership shares for cash upon expiration of the redemption period. The REIT stock currently trades at approximately $29 on the New York Stock Exchange under the symbol EQR.The investment in the 843 South Longmore Limited Partnership is being carried at a zero balance.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


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

The Partnership did not make cash distributions during the first nine months of 1995 and does not anticipate making any cash distributions in the future.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


PART II.         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

                               SEPTEMBER 30, 1995


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

                               SEPTEMBER 30, 1995


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


                                   REAL AMERICAN PROPERTIES
                                   (a California limited partnership)



                                   By: National Partnership Investments Corp.
                                       a General Partner


                                   Date: ___________________________________



                                   By: _____________________________________
                                       Bruce Nelson
                                       President



                                   Date: ___________________________________



                                   By: _____________________________________
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer