Form 10-K405
period 1995-12-31
REAL AMERICAN PROPERTIES
filed 1996-04-12
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-94725


                            REAL AMERICAN PROPERTIES
                        A CALIFORNIA LIMITED PARTNERSHIP
                   (Formerly Hutton/REAL American Properties)

                I.R.S. Employer Identification No.  95-3906164
        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211
       Registrant's Telephone Number, Including Area Code (310) 278-2191
      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X          No
                        -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART 1.

ITEM 1.  BUSINESS:

REAL American Properties ("RAP" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on March 9, 1984. The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which invest in such real estate. On July 26, 1985, RAP offered 45,000 units of limited partnership interest ("Units") through a public offering. The Partnership completed its offering with a total of 21,500 Units sold and $21,500,000 raised from Limited Partners.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner"), Real Estate Services XIII Inc., a Delaware corporation. The business of RAP is conducted primarily by its general partners as RAP has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden, and Brian D. Goldberg. Real Estate Services XIII Inc. is 100 percent owned by LBI Group Inc.

The Partnership originally invested in five apartment buildings. Two of such buildings have been contributed to a separate limited partnership in exchange for a subordinated limited partner interest therein, which, in turn, has exchanged the buildings for an interest in a publicly traded Real Estate Investment Trust. One building was foreclosed upon by the lender in June 1993 and one building was substantially destroyed in the January 17, 1994 earthquake in the Los Angeles area. (See Item 7 for further discussion.) The other building is fully rented as of December 31, 1995, with substantially all of the apartment units leased on a month-to-month basis.

The Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the lack of liquidity of this type of investment. These risks include, without limitation, changes in general economic conditions, adverse local market conditions due to over-building or a decrease in employment or neighborhood values, changes in supply or demand of competing properties in an area, changes in interest rates and the availability and terms of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates, the potential imposition of rent controls, and the occurrence of uninsured losses, such as earthquakes, floods or other factors beyond the control of the General Partners. The illiquidity of real estate investments generally will impair the ability of the Partnership to respond promptly to changing circumstances.

The following is a schedule of the status as of December 31, 1995, of the projects in which RAP remains invested.



                              SCHEDULE OF PROJECTS
                         IN WHICH RAP HAS AN INVESTMENT
                               DECEMBER 31, 1995



                                                    No. of                      Units         Percentage of
    Name & Location                                 Units                      Occupied        Total Units
- -----------------------------                      -------                     --------       -------------
Northridge Park Apartments
 Northridge, California(1)                             150                           0              0

West Colonial Village Apartments
 Tukwila, Washington(2)                                120                         120            100%
                                                     -----                         ---

                                                       270                         120
                                                     =====                         ===





- ---------------------
(1) On January 17, 1994, the Northridge Park Apartments sustained major damage due to the earthquake in the Los Angeles area and was declared unsafe for habitation. The Partnership is currently in the process of selling the building. However, there can be no assurance that the building will be sold. (See Item 7).

(2) In January 1996, the Partnership entered into an agreement to sell West Colonial Village Apartments (See Item 7).

     In addition, the Partnership has an indirect interest in real estate properties through Equity Residential Property, a publicly traded Real Estate Investment Trust (See Item 7).

ITEM 2.    PROPERTIES:

RAP holds direct interests in two real estate properties, as well as an indirect interest in a publicly traded Real Estate Investment Trust. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.    LEGAL PROCEEDINGS:

As of December 31, 1995, NAPICO was a plaintiff or a defendant in several lawsuits. None of these suits were related to the Partnership.

Real Estate Services XIII Inc., a General Partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995. In addition to establishing certain Partnership controls, the Memorandum of Understanding resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Real Estate Services XIII Inc., the Partnership and others against, among others, NAPICO ("the Lawsuit"). All parties entered into the Memorandum of Understanding without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the Memorandum of Understanding, the parties thereto have agreed, among other things, that:

     1. An analysis was to be prepared of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by the Partnership's property management company, Mayer Management, Inc. ("MMI"), an affiliate of NAPICO. Such analysis has been completed. NAPICO agreed that it and its affiliates, including MMI, will pay to the Partnership any amounts (with interest thereon) properly determined to be owed to the Partnership as a result of the analysis.

     2. The existing property management agreement for the Northridge property by and between the Partnership and MMI, shall be extended until the earlier of the commencement of reconstruction of the building or a the sale of the property to an unaffiliated third party, subject to certain agreed-upon amendments.

     3. The Partnership will reimburse Real Estate Services XIII Inc. for professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

     4. The Partnership will employ an independent Cash Manager, designated by Real Estate Services XIII Inc. and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO, and payment of cash distributions, if any, to the Limited Partners. NAPICO, has agreed to prepare detailed annual budgets to be approved by Real Estate Services XIII Inc. and thereafter used by the Cash Manager as a guide and control over Partnership operations. The terms of the Cash Management Agreement have yet to be implemented.

     5. The parties to the Memorandum of Understanding agreed to enter into a formal Settlement Agreement and, concurrently therewith, (a) the plaintiffs in the Lawsuit will execute a special release of the defendants with respect to the allegations contained in the Lawsuit,
           (b) the defendants in the Lawsuit will execute a special release of each plaintiff in the Lawsuit that is a general partner of a Plaintiff Partnership with respect to all claims which would have been compulsory counterclaims thereunder, and (c) the defendants will execute a special release of any claims, other than those regarding specifically scheduled contractual relations, which any defendant may have had against this Partnership or any of the other Plaintiff Partnerships.

     6. Upon the uncured breach of certain provisions of the Memorandum of Understanding, or upon a future breach of NAPICO's fiduciary duties, Real Estate Services XIII Inc. could cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.

As of April 8, 1996, certain of the foregoing items enumerated above had yet to be fully implemented. The parties have had discussions regarding their respective positions and have agreed to participate in a settlement conference. If these matters cannot be resolved by agreement, then the parties will submit their respective positions to arbitration.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Units. Units may be transferred only if certain requirements are satisfied. As of December 31, 1995, there were 1,748 registered holders of Units in RAP.

ITEM 6.   SELECTED FINANCIAL DATA:




                                                             Year Ended December 31,
                            --------------------------------------------------------------------------------------
                                 1995              1994               1993              1992             1991
                            -------------      -------------      -------------     -------------    -------------
Rental Revenues             $     714,966      $     753,797      $   1,930,922     $   3,856,271    $   3,925,776

Interest Income                    19,165             13,756             21,741            38,321           37,481
                            -------------      -------------      -------------     -------------    -------------

   Total Revenues           $     734,131      $     767,553      $   1,952,663     $   3,894,592    $   3,963,257
                            =============      =============      =============     =============    =============

Net Loss                    $    (934,332)     $  (1,063,286)     $    (208,408)    $  (1,215,307)   $    (990,931)
                            =============      =============      =============     =============    =============

Net Loss per Limited
  Partnership Interest      $         (43)     $         (49)     $         (10)    $         (56)   $         (46)
                            =============      =============      =============     =============    =============

Rental Property
  Owned at Cost
  Less Accumulated
  Depreciation              $  10,935,125      $  11,074,611      $  11,214,100     $  22,532,639    $  24,143,570
                            =============      =============      =============     =============    =============



Total Assets                $  16,825,961      $  15,769,651      $  12,367,174     $  23,730,765    $  25,280,920
                            =============      =============      =============     =============    =============

Mortgage Notes
  Payable                   $   9,649,180      $   9,687,439      $   9,725,085     $  20,071,391    $  20,152,537
                            =============      =============      =============     =============    =============


The decrease in operations in 1995 and 1994 compared with 1993 is attributable to the Northridge property where operations have been materially affected since the January 17, 1994 earthquake in the Los Angeles area. An entire building was declared unsafe for habitation and accordingly has been vacated since the earthquake. See Item 7. where the effects of the earthquake are discussed further.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's primary sources of funds are income from rental operations and interest income on money market funds and certificates of deposit.

In 1995 and 1994, the Partnership funded operating deficits of the West Colonial property in the amount of $73,000 and $16,000, respectively. Such amounts have been funded from the Partnership's working capital reserve.

CAPITAL RESOURCES

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

The Partnership acquired five apartment complexes since inception, one of which was foreclosed by the lender in 1993. Two of these remaining buildings were contributed to a separate limited partnership in 1992, and were subsequently sold in 1995 as more particularly described in the next paragraph. The Partnership remains invested in two apartment complexes, one of which was substantially damaged in the January 17, 1994 Northridge Earthquake and is currently unoccupied.

In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which are convertible to cash or REIT stock, at the option of REIT. Of the net proceeds, the Partnership received an allocation of 23,524 units, with an approximate value of $735,000 as of December 31, 1995. The amount realized by the Partnership is subject to change due to stock market fluctuations, since the limited partnership units cannot be redeemed for cash or REIT stock until August 1996. The Partnership intends to redeem the limited partnership shares for cash; however, the REIT may elect to redeem the units for REIT shares, in which event the Partnership intends to cause due shares to be registered and sold in accordance with applicable laws. The investment in 843 South Longmore Limited Partnership is being carried at a zero balance, and no gain will be recognized until the limited partnership interest is converted to cash.

RESULTS OF OPERATIONS

RAP was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1.

Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units in the West Colonial apartment project are leased on a month-to-month basis.

A property management fee was payable to an affiliate of NAPICO on two of the properties through July 23, 1995. As of July 24, 1995, management of the West Colonial property was transferred to an independent property management firm. An affiliate of NAPICO currently manages the Northridge property; however, management of the Northridge property will be trasferred to an independent property management firm if the property is reconstructed.

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been materially affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rentals as a result of the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party. These insurance proceeds plus related interest earned, net of earthquake related costs incurred, are included in restricted cash at December 31, 1994. An amount of approximately $127,000 has been accrued on the financial statements as of December 31, 1994 to provide for the estimated loss to be incurred by the Partnership. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of December 31, 1994. The net book value of the Northridge property at December 31, 1994 approximates the amount of nonrecourse liabilities relating to the building at that date.

In May 1995, the Partnership received from the insurance company the final settlement payment of $1,368,000 related to the earthquake loss. This amount is being held in an escrow account by the Northridge property lender, and has been included in restricted cash and liability for earthquake loss at December 31, 1995. In addition, restricted cash and liability for earthquake loss as of December 31, 1995, reflected interest earned and earthquake related costs incurred during 1995. Interest in the amount of approximately $603,000 and $596,000, relating to the first and second mortgages on the Northridge property, has been accrued for the years ended December 31, 1995 and 1994, respectively, and is included in accrued interest payable. In addition, property taxes of approximately $354,000 and $290,000 related to the Northridge property have been accrued as of December 31, 1995 and 1994, respectively. As compensation for continuing property management services, the managing agent, which is an affiliate of NAPICO, is paid $2,450 per month.

The first mortgage lender has demanded that the Partnership turn over to it the insurance proceeds currently held by the Partnership. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender has a security interest in and other rights to the insurance proceeds.

On April 1, 1996, the Partnership entered into an agreement to sell the Northridge property. Based on the terms of sale, the Partnership hopes to realize a gain of approximately $900,000, equal to the cash the Partnership will be able to retain from the restricted cash account. The gain is subject to upward adjustment under certain conditions. However, there can be no assurance that the sale will close. If the sale does not close or if the building is not repaired, the lender could foreclose on the building and claim the insurance proceeds held by the Partnership.

Occupancy at West Colonial Village averaged 93% during 1995, 1994 and 1993 and the property was 100% occupied as of December 31, 1995. The property has been operating at a cash deficit. The Partnership has funded a total of $154,000 in deficits at the property as of December 31, 1995.

In January 1996, the Partnership entered into an agreement to sell West Colonial Apartments for $4,070,000. The closing is scheduled to occur no later than April 24, 1996. The net book value of West Colonial Apartments as of December 31, 1995 is approximately $3,438,930. The first mortgage, with an approximate principal balance of $3,200,000, matures July 31, 1996. However, there is no assurance that the Partnership will be able to consummate the sale prior to such date, in which event the Partnership's lender could commence a foreclosure action against the property.

Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in projects. The amount of interest income varies with market rates available on certificates of deposit and with the amount of funds available for investment. Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership.

The Partnership did not make cash distributions during 1995, 1994 and 1993 and there is no assurance that the Partnership will make any distributions in the future.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                            REAL AMERICAN PROPERTIES
                       (A California limited partnership)
                   (Formerly Hutton/REAL American Properties)

                             FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULE
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
REAL American Properties
(A California limited partnership)

We have audited the accompanying balance sheets of REAL American Properties (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index on item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REAL American Properties as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                           REAL AMERICAN PROPERTIES
                      (a California limited partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1994

                                    ASSETS

                                                                  1995             1994
                                                            --------------    -------------
   RENTAL PROPERTY, at cost (Notes 1 and 3)
        Land                                                 $   2,170,920    $   2,170,920
        Buildings                                               12,360,101       12,360,101
        Furniture and equipment                                    835,000          835,000
                                                            --------------    -------------
                                                                15,366,021       15,366,021
        Less accumulated depreciation                           (4,430,896)      (4,291,410)
                                                            --------------    -------------
                                                                10,935,125       11,074,611
                                                            --------------    -------------

   CASH AND CASH EQUIVALENTS (Note 1)                              442,803          659,440
                                                            --------------    -------------

   RESTRICTED CASH (Note 1)                                      5,236,780        3,861,813
                                                            --------------    -------------

   INVESTMENT IN LIMITED PARTNERSHIP (Note 2)

   OTHER  ASSETS:
        Due from rental agent, including restricted
             cash held for security deposits and reserves
             of $68,163 and $36,864 at December 31, 1995
             and 1994, respectively                                114,728           50,146
        Other receivables and prepaid expenses (Note 6)             96,525          123,641
                                                            --------------    -------------
                                                                   211,253          173,787
                                                            --------------    -------------

             TOTAL ASSETS                                    $  16,825,961    $  15,769,651
                                                            ==============    =============

                              LIABILITIES AND PARTNERS' EQUITY
   LIABILITIES:
        Mortgage notes payable (Note 3)                      $   9,649,180    $   9,687,439
        Accounts payable and accrued expenses (Note 1)             406,383          388,381
        Accrued interest payable (Note1)                         1,226,835          595,799
        Liability for earthquake loss  (Note 1)                  5,363,547        3,988,580
        Tenant security deposits                                    31,028           26,132
                                                            --------------    -------------
                                                                16,676,973       14,686,331
                                                            --------------    -------------

   COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)

   PARTNERS' EQUITY                                                148,988        1,083,320
                                                            --------------    -------------

              TOTAL LIABILITIES AND PARTNERS' EQUITY         $  16,825,961    $  15,769,651
                                                            ==============    =============



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      1995             1994            1993
                                                                  -----------      ------------    ------------
RENTAL OPERATIONS:
     Revenues
                   Rental income                                  $   684,935      $    715,502     $ 1,788,843
                   Other income                                        30,031            38,295         142,079
                                                                  -----------      ------------     -----------
                                                                      714,966           753,797       1,930,922
                                                                  -----------      ------------     -----------
     Expenses
                   Operating expenses                                 379,848           512,358         640,984
                   Management fees - affiliate (Note 6)                31,231            39,587         105,409
                   Depreciation                                       139,486           139,489         412,000
                   Benefit from foreclosure of rental property
                       (Note 1)                                        -                 -             (118,685)
                   General and administrative expenses                 32,714            38,770          56,755
                   Interest expense (Notes 1 and 3)                   946,615           898,083         956,727
                   Provision for earthquake loss (Note 1)              -                126,767          -
                                                                  -----------      ------------     -----------

                                                                    1,529,894         1,755,054       2,053,190
                                                                  -----------      ------------     -----------

                   Loss from rental operations                       (814,928)       (1,001,257)       (122,268)
                                                                  -----------      ------------     -----------

PARTNERSHIPS OPERATIONS:
     Interest income                                                   19,165            13,756          21,741
                                                                  -----------      ------------     -----------

     Expenses
                   General and administrative expenses                 45,819            41,075          57,647
                   Professional fees                                   90,509            32,469          47,994
                   Amortization of loan fees (Note 1)                   2,241             2,241           2,240
                                                                  -----------      ------------     -----------

                                                                      138,569            75,785         107,881
                                                                  -----------      ------------     -----------

                   Loss from partnership operations                  (119,404)          (62,029)        (86,140)
                                                                  -----------      ------------     -----------

NET LOSS                                                          $  (934,332)     $ (1,063,286)    $  (208,408)
                                                                  ===========      ============     ===========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 5)                                            $       (43)     $        (49)    $       (10)
                                                                  ===========      ============     ===========



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                General            Limited
                                                                Partners           Partners              Total
                                                               ----------        ------------         ------------
  EQUITY (DEFICIENCY), January 1, 1993                          $(162,511)        $ 2,517,525          $ 2,355,014

                           Net loss for 1993                       (2,084)           (206,324)            (208,408)
                                                               ----------        ------------         ------------

  EQUITY (DEFICIENCY), December 31, 1993                         (164,595)          2,311,201            2,146,606

                           Net loss for 1994                      (10,633)         (1,052,653)          (1,063,286)
                                                               ----------        ------------         ------------

  EQUITY (DEFICIENCY), December 31, 1994                         (175,228)          1,258,548            1,083,320

                           Net loss for 1995                       (9,343)           (924,989)            (934,332)
                                                               ----------        ------------         ------------

  EQUITY (DEFICIENCY), December 31, 1995                        $(184,571)        $   333,559          $   148,988
                                                               ==========        ============         ============





  The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        1995                    1994                    1993
                                                                    ----------              -----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (934,332)             $(1,063,286)             $(208,408)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                     139,486                  139,489                412,000
      Benefit from foreclosure of rental property                         --                       --                 (118,685)
      Provisions for earthquake loss                                      --                    126,767                      0

  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Due from affiliated rental agent                                 (64,582)                 205,369                 86,812
      Other receivables and prepaid expenses                            27,116                   84,782                145,375
    Increase (decrease) in:
      Accounts payable and accrued expenses                             18,002                  (19,930)                 4,811
      Accrued interest payable                                         631,036                  595,799                      0
      Tenant security deposits                                           4,896                  (88,078)                 3,203
                                                                   -----------              -----------              ---------

      Net cash provided by (used in)
        operating activities                                          (178,378)                 (19,088)               325,108
                                                                   -----------              -----------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Insurance proceeds for earthquake loss                                  --                  3,955,296                   --
  Increase in restricted cash                                       (1,374,967)              (3,861,813)                  --
  Liability for earthquake loss                                      1,374,967                  (66,445)                  --
                                                                   -----------              -----------              ---------
      Net cash provided by investing activities                              0                   27,038                      0
                                                                    ----------              -----------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes                                 (38,259)                 (37,646)              (110,476)
                                                                   -----------              -----------              ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                (216,637)                 (29,696)               214,632

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                              659,440                  689,136                474,504
                                                                   -----------              -----------              ---------
CASH AND CASH EQUIVALENTS, END
  OF YEAR                                                          $   442,803              $   659,440              $ 689,136
                                                                   ===========              ===========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest                           $   315,579              $   349,684              $ 880,482
                                                                   ===========              ===========              =========

   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       1995             1994                 1993
                                                   -----------      ------------          ------------
NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Adjustment for Heatherwood property
      (Note 1):

      - Net book value of property                                                         $ 10,117,145

      - Mortgage and accrued interest                                                       (10,235,830)
                                                                                           ------------
          Benefit for write down                                                           $   (118,685)
                                                                                           ============
    The net book value of the Heatherwood property
      was adjusted down as follows:

      Land                                                                                 $  1,713,050
      Buildings                                                                              12,990,522
      Furniture and Equipment                                                                 1,158,000
      Other Assets                                                                               27,497
      Other Liabilities                                                                        (816,891)
                                                                                           ------------

                                                                                             15,072,178
      Accumulated Depreciation                                                               (4,955,033)
                                                                                           ------------

      Net Book Value                                                                       $ 10,117,145
                                                                                           ============

   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.     Organization

              REAL American Properties (the "Partnership") was formed under the California Limited Partnership Act on March 9, 1984. The Partnership was formed to invest in a diversified portfolio of apartment complexes and currently remains invested in two residential apartment projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc., a Delaware corporation. Casden Investment Corporation owns 100% of NAPICO's stock. LBI Group Inc. owns 100% of the stock of Real Estate Services XIII Inc.

              The Partnership offered 45,000 units of limited partnership interests at $1,000 each, of which 21,500 were sold, through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is allocated 90% to the limited partners as a group and 10% to the general partners.

              Net proceeds from sale or refinancing are distributed 100% to the limited partners until they have received an amount equal to the aggregate adjusted capital values, as defined, plus a cumulative non- compounded 8% annual return. The balance is distributed 85% to the limited partners and 15% to the general partners.

              Losses are allocated 99% to the limited partners and 1% to the general partners.

              After the two properties owned by the Partnership are sold (Note
              1) and the investment in limited partnership is converted to cash (Note 2), the Partnership will dissolve in accordance with the Partnership Agreement.

       b.     Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       c.     Rental Property and Depreciation

              Rental property is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment as follows:

                     Asset                                     Estimated Useful Lives
                     -----                                     ----------------------
              Buildings                                               30 years
              Furniture and equipment                                 5 years

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property have been materially affected since the Los Angeles County building inspectors have declared the building unsafe for habitation. Accordingly, the entire property has been vacated since the earthquake. The property is covered by insurance, which covers to a limited extent, among other things, property damage and loss of rentals as a result of the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO. These insurance proceeds plus related interest earned, net of earthquake related costs incurred, are included in restricted cash at December 31, 1994. An amount of approximately $127,000 has been accrued on the financial statements as of December 31, 1994 to provide for the estimated loss to be incurred by the Partnership. This amount, along with the insurance proceeds, is included in liability for earthquake loss on the accompanying balance sheet as of December 31, 1994. The net book value of the Northridge property at December 31, 1994 approximates the amount of nonrecourse liabilities relating to the building at that date.

              In May 1995, the Partnership received from the insurance company the final settlement payment of $1,368,000 related to the earthquake loss. This amount is being held in an escrow account by the Northridge property lender, and has been included in restricted cash and liability for earthquake loss at December 31, 1995. In addition, restricted cash and liability for earthquake loss as of December 31, 1995, reflected interest earned and earthquake related costs incurred during 1995. Interest relating to the first and second mortgages on the Northridge property in the approximate amount of $603,000 and $596,000 for the years ended December 31, 1995 and 1994, respectively, has been accrued
              and is included in accrued interest payable (See Note 3).   In
              addition, property taxes of approximately $354,000 and $290,000 related to the Northridge property have been accrued as of December 31, 1995 and 1994, respectively.

              The first mortgage lender has demanded that the Partnership turn over to it the insurance proceeds currently held by the Partnership. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender has a security interest in and other rights to the insurance proceeds.

              Subsequent to December 31, 1995, the Partnership entered into an agreement to sell the Northridge property. Based on the terms of sale, the Partnership will realize a gain of approximately $900,000, equal to the cash the Partnership will be able to retain from the restricted cash account. The gain is subject to upward adjustment under certain conditions. However, there can be no assurnace that the sale will close. If the sale does not close or it the building is not repaired, the lender could foreclose on the building and claim the insurance proceeds held by the Partnership.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              At December 31, 1992, as a result of pending foreclosure proceedings, one of the Partnership's buildings (Heatherwood Apartments) was written down to values which approximated the amount of nonrecourse liabilities outstanding on that building at that date, resulting in a loss of $766,000 for 1992. The lender foreclosed on the property on June 11, 1993, and accordingly, the excess of liabilities over the net book value of the property of $118,685 was recorded as a benefit as of that date. Effective January 1, 1993, the results of operations for this property have been excluded from the financial statements.

              In January 1996, the Partnership entered into an agreement to sell West Colonial Apartments for $4,070,000. The closing is scheduled to occur no later than April 24, 1996. The net book value of West Colonial Apartments as of December 31, 1995 is approximately $3,438,930. The first mortgage, with an approximate principal balance of $3,200,000, matures July 31, 1996. However, there is no assurance that the Partnership will be able to consummate the sale prior to such date, in which event the Partnership's lender could commence a foreclosure action against the property. The loan originally came due in January 1996, but was extended to July 1996 in order to accommodate the sale.

              Substantially all of the apartment units in the West Colonial apartment project are leased on a month-to- month basis.

       d.     Amortization of Loan Fees

              Loan fees are being amortized on the straight-line method over a fifteen-year period.

       e.     Cash and Cash Equivalents

              Cash and cash equivalents consist of unrestricted cash and certificates of deposit, with an original maturity of three months or less.

2.     INVESTMENT IN LIMITED PARTNERSHIP

       In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20% limited partnership interest in the Arizona limited partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which are convertible to cash or REIT stock, at the option of the REIT. Of the net proceeds, the Partnership received an allocation equivalent to 23,524 shares, with an approximate value of $735,000 as of December 31, 1995. The amount realized by the Partnership is subject to change due to stock market fluctuations, since the limited partnership units cannot be redeemed for cash or REIT stock until August 1996.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



2.     INVESTMENT IN LIMITED PARTNERSHIP (CONTINUED)

       The Partnership intends to redeem the limited partnership shares for cash upon expiration of the restricted period; however, the REIT may elect to redeem the units for REIT shares, in which event the Partnership intends to cause the shares to be registered and sold in accordance with applicable laws. The investment in 843 South Longmore Limited Partnership is being carried at a zero balance, and no gain will be recognized until the limited partnership interest is converted to cash.

       Selected financial information from the financial statements of the limited partnership at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, is as follows:



                                Balance Sheets
                                --------------

                                                                             1995                    1994
                                                                         -----------               ---------
                                                                                   (in thousands)

       Land and buildings, net                                           $     0                   $ 13,583
                                                                         ===========               =========

       Total assets                                                      $     0                   $ 13,798
                                                                         ===========               =========

       Mortgages payable secured by real property                        $     0                   $ 13,000
                                                                         ===========               =========

       Total liabilities                                                 $     0                   $ 13,231
                                                                         ===========               =========

       Equity of RAP                                                     $     0                   $      3
                                                                         ===========               =========

       Equity of other partners                                          $     0                   $    564
                                                                         ===========               =========



                            Statements of Operations
                            ------------------------

                                                              1995              1994                1993
                                                           ---------          ---------           ----------
                                                                            (in thousands)
         Total revenue                                     $   1,708          $   2,711           $    2,444
                                                           =========          =========           ==========

         Interest expense                                  $   1,032          $   1,137           $    1,122
                                                           =========          =========           ==========

         Depreciation                                      $     206          $     337           $      328
                                                           =========          =========           ==========

         Total expenses                                    $   2,100          $   2,560           $    2,529
                                                           =========          =========           ==========

         Gain on disposition of property
           and equipment                                   $   5,955          $    0              $     0
                                                           =========          =========           ==========

         Net income (loss)                                 $   5,563          $     151           $      (85)
                                                           =========          =========           ==========

         Net income (loss) allocable to RAP                $      -           $      -            $       -
                                                           =========          =========           ==========

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


3.     MORTGAGE NOTES PAYABLE

       Mortgage notes payable consists of the following:

                                                                                              1995            1994
                                                                                           ---------        ----------
       a.     Mortgage note bearing interest at the rate of
              9.25 percent per annum; payable in monthly
              installments of approximately $53,500 including
              interest through August 1996, at which time the
              then outstanding principal balance of the note
              is due and payable.  Collateralized by the
              Northridge property land and buildings with a
              net book value of $7,496,195 at December 31,
              1995  (See below).                                                            $6,072,583       $ 6,072,583

       b.     Mortgage note (second), interest only at 10%
              per annum; payable in monthly installments of
              approximately $3,400  through November 15, 1995,
              at which time the outstanding principal balance
              became due and payable.  The note is collateralized
              by the Northridge property land and buildings with
              a net book value of $7,496,195 at December 31, 1995
              (See below).                                                                     410,000           410,000

       c.     Mortgage note bearing interest at the rate of 10.7
              percent per annum; payable in monthly installments
              of approximately $32,000 including interest through
              July 1996, at which time the then outstanding principal
              balance become due and payable.  Collateralized by land
              and buildings with a net book value of $3,438,930 at
              December 31, 1995 (Note 1).                                                    3,166,597         3,204,856
                                                                                           -----------       -----------

                                                                                           $ 9,649,180       $ 9,687,439
                                                                                           ===========       ===========

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


3.     MORTGAGE NOTES PAYABLE (CONTINUED)

       Maturities on the mortgage notes payable are as follows:

               Year Ending December 31,
               ------------------------

                        1996                         $ 9,649,180

       In February 1994, the Partnership ceased making payments to the mortgage lenders of the Northridge property, pending negotiations regarding the major damage sustained during the January 17, 1994 earthquake (See Note
       1).

4.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for rental property held by the Partnership.

5.     NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by 21,500, the number of limited partnership interests outstanding during each year.

6.     RELATED PARTY TRANSACTIONS

       a. The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements were on a month- to-month basis and provided, among other things, for a management fee equal to 5% of gross revenue for West Colonial through July 23, 1995 and approximately $2,450 per month, as compensation for continuing property management services and reconstruction oversight at the Northridge property damaged by the earthquake. Management fees charged by the NAPICO affiliate under these agreements were approximately $61,000, $67,000 and $105,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Included in these management fees is approximately $30,000 and $27,000 for the years ended December 31, 1995 and 1994, respectively, which was included in earthquake costs. As of July 24, 1995, management of West Colonial was transferred to an independent property management firm. The management agreement is on a month-to-month basis and provides for a management fee equal to 3.5% of gross revenue. Management of Northridge will be transferred to an independent management firm if the property is reconstructed.

              Included in other receivables and prepaid expenses at December 31, 1995 and 1994 is $86,194 due from an affiliated company that served as the rental agent for a property that was owned by the Partnership.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


6.     RELATED PARTY TRANSACTIONS (CONTINUED)

       b. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,587, $12,128 and $12,146 in 1995, 1994 and 1993, respectively, and is included in operating expenses.

       c. An affiliate of NAPICO performed certain earthquake related repairs at the Northridge property, in the approximate amount of $10,000 during the year ended December 31, 1994 (Note 1).

       d. Under the terms of the Partnership Agreement, the Partnership may be obligated to pay the general partners or their affiliates a liquidation fee equal to 15% of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless the limited partners have first received certain amounts as stated in the Partnership Agreement.

       e. Certain other fees may be payable to the general partners, under certain circumstances, as stated in the Partnership Agreement.

7.     CONTINGENCIES

       NAPICO is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                                                                    SCHEDULE III

                            REAL AMERICAN PROPERTIES

                      REAL ESTATE ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


                                                                                               Total Land,
                                                                               Buildings,       Buildings,
  Partnership-               Number of         Outstanding                   Furnishings and  Furnishings and  Accumulated
    Location                   Units             Mortgage         Land          Equipment        Equipment     Depreciation
  ------------               ---------         -----------        ----       ---------------  ---------------  ------------
Northridge Park
  Northridge, California        150             6,482,583       1,521,696       8,650,534       10,172,230      2,676,035

West Colonial Village
  Tukwilla, Washington          120             3,166,597         649,224       4,544,567        5,193,791      1,754,861
                                ---             ---------       ---------      ----------       ----------      ---------
                                270             9,649,180       2,170,920      13,195,101       15,366,021      4,430,896
                                ===             =========       =========      ==========       ==========      =========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            REAL AMERICAN PROPERTIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            OF PROPERTY HELD BY RAP
                               DECEMBER 31, 1995



NOTES:       1.     Rental property is stated at cost.  Depreciation is
                    provided for on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the apartments are leased on a month-to-month basis.

             2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1995 is approximately $14,927,018.

             3.     Investments in property and equipment:

                                                                          Buildings,
                                                                         Furnishings,
                                                                             and
                                                        Land              Equipment                Total
                                                    ------------         ------------           ------------
Balance, January 1, 1993                            $ 3,883,970          $ 27,343,623           $ 31,227,593

Net Additions, 1993                                        -                     -                      -

Adjustment for Heatherwood
Apartments (Note 1)                                  (1,713,050)          (14,148,522)           (15,861,572)
                                                    ------------         ------------           ------------

Balance, December 31, 1993                            2,170,920            13,195,101             15,366,021

Net Additions, 1994                                        -                     -                      -
                                                    ------------         ------------           ------------

Balance, December 31, 1994                            2,170,920            13,195,101             15,366,021

Net Additions, 1995                                        -                     -                      -
                                                    ------------         ------------           ------------

Balance, December 31, 1995                          $ 2,170,920          $ 13,195,101           $ 15,366,021
                                                    ============         ============           ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            REAL AMERICAN PROPERTIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            OF PROPERTY HELD BY RAP
                               DECEMBER 31, 1995



                                                                                                  Buildings,
                                                                                                  Furnishings
ACCUMULATED DEPRECIATION:                                                                        and Equipment
- ------------------------                                                                         -------------
Balance, January 1, 1993                                                                         $   8,694,954

Adjustment for Heatherwood Apartments                                                               (4,955,033)

Net additions for the year ended
December 31, 1993                                                                                      412,000
                                                                                                 -------------

Balance, December 31, 1993                                                                           4,151,921

Net additions for the year ended
December 31, 1994                                                                                      139,489
                                                                                                 -------------

Balance, December 31, 1994                                                                           4,291,410

Net additions for the year ended
December 31, 1995                                                                                      139,486
                                                                                                 -------------

Balance, December 31, 1995                                                                       $   4,430,896
                                                                                                 =============

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL AMERICAN PROPERTIES (the "Partnership") has no directors or executive officers of its own.

The general partners of the partnerships are National Partnership Investments Corp. ("NAPICO") and Real Estate Services XIII Inc. NAPICO is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. Real Estate Services XIII Inc. is a wholly-owned subsidiary of LBI Group Inc. The following biographical information is presented for the directors and executive officers of NAPICO and officers of Real Estate Services XIII Inc. with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corp. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management
firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ROCCO F. ANDRIOLA, 37, serves as President and Chief Financial Officer of Real Estate Services XIII Inc. and Senior Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since June 1991. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group with the General Counsel's Office of Lehman. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney. Mr. Andriola graduated summa cum laude from Fordham University in 1979 with a B.A. degree in Economics and Political Science. Mr. Andriola received a J.D. degree and an LL.M degree in Corporate Law from New York University School of Law in 1982 and 1986, respectively.

JOHN H. NG, 45, is a Vice President of Real Estate Services XIII Inc. and Vice President of Lehman Brothers Inc. He has been employed by Lehman since November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

MARK J. MARCUCCI, 33, is a Vice President of Real Estate Services XIII and Vice President of Lehman Brothers Inc. in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporation lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

ITEM 11.   MANAGEMENT REMUNERATION AND TRANSACTIONS:

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partners or their affiliates for the following:

(a) A property management fee was payable to an affiliate of NAPICO on the two properties owned by the Partnership. Management fees paid were approximately $61,000, $67,000 and $105,000 in 1995, 1994 and 1993,
      respectively.

(b) An affiliate of NAPICO performed earthquake related repairs at one of the properties. The payments to this affiliate for these repairs were approximately $10,000 for the year ended December 31, 1994.

(c) Certain other fees may be payable, under certain circumstances, as stated in the Partnership Agreement.

(d) A liquidation fee is payable equal to 15 percent of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless the limited partners have first received certain amounts as stated in the Partnership Agreement.

(e) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $12,587, $12,128 and $12,146 in 1995, 1994
      and 1993, respectively.

ITEM 12.      SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT:

(a)   Security Ownership of Certain Beneficial Owners

      The General Partners own all of the outstanding general partnership interests of RAP, no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, employees or directors of its own. All of its affairs are managed by the Corporate General Partner, NAPICO. The transactions with NAPICO are primarily in the form of fees paid by the Partnership to NAPICO for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:

FINANCIAL STATEMENT

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity for the Years Ended to December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements December 31, 1995.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S11 #2-94725 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated March 9, 1984 and the five contracts representing the Partnership acquisition of five apartment projects as previously filed at the Securities Exchange Commission, File #2-94725 which is hereby incorporated by reference.

(13)      Annual report to security holders:  Pages ___ to ___.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.