Form 10-Q
REAL AMERICAN PROPERTIES
filed 1996-05-20
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 2-94725

                            REAL AMERICAN PROPERTIES

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Item 1.  Financial Statements

                 Balance Sheets, March 31, 1996 and December 31, 1995.............................................   1

                 Statements of Operations,
                         Three Months Ended March 31, 1996 and 1995...............................................   2

                 Statement of Partners' Equity (Deficiency),
                         Three Months Ended March 31, 1996........................................................   3

                 Statements of Cash Flows
                         Three Months Ended March 31, 1996 and 1995...............................................   4

                 Notes to Financial Statements....................................................................   5

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .......................................................   11


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings................................................................................  13

         Item 6.  Exhibits and Reports on Form 8-K ...............................................................  14

         Signatures ..............................................................................................  15

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                    ASSETS
                                                                1996              1995
                                                             (Unaudited)        (Audited)
                                                             ------------     ------------
RENTAL PROPERTY, at cost (Notes 1 and 3)
     Land                                                    $ 2,170,920      $ 2,170,920
     Buildings                                                12,360,101       12,360,101
     Furniture and equipment                                     835,000          835,000
                                                             -----------      -----------
                                                              15,366,021       15,366,021
     Less accumulated depreciation                            (4,465,768)      (4,430,896)
                                                             -----------      -----------
                                                              10,900,253       10,935,125
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS (Note 1)                               392,212          442,803
                                                             -----------      -----------

RESTRICTED CASH (Note 1)                                       5,231,589        5,236,780
                                                             -----------      -----------

INVESTMENT IN LIMITED PARTNERSHIP (Note 2)

OTHER  ASSETS:
     Due from rental agent, including restricted
          cash held for security deposits and reserves
          of  $68,163 at March 31, 1996 and December
          31, 1995                                               118,167          114,728
     Other receivables and prepaid expenses (Note 5)             154,876           96,525
                                                             -----------      -----------
                                                                 273,043          211,253
                                                             -----------      -----------

          TOTAL ASSETS                                       $16,797,097      $16,825,961
                                                             ===========      ===========

                          LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Note 3)                         $ 9,639,890      $ 9,649,180
     Accounts payable and accrued expenses (Notes 1 and 5)       494,934          406,383
     Accrued interest payable (Note 1)                         1,373,256        1,226,835
     Liability for earthquake loss  (Note  1 )                 5,358,356        5,363,547
     Tenant security deposits                                     31,028           31,028
                                                             -----------      -----------
                                                              16,897,464       16,676,973
                                                             -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                                (100,367)         148,988
                                                             -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY            $16,797,097      $16,825,961
                                                             ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                          1996            1995
                                                       ----------      ----------
RENTAL OPERATIONS:
  Revenues
     Rental income                                     $ 183,600       $ 164,078
     Other income                                          5,378           8,975
                                                       ---------       ---------
                                                         188,978         173,053
                                                       ---------       ---------
  Expenses
     Operating expenses                                  125,400         153,253
     Management fees - affiliate in 1995 (Note 5)          6,614          18,724
     Depreciation                                         34,872          34,871
     General and administrative expenses                   9,969           9,261
     Interest expense (Notes 1 and 3)                    231,189         234,500
                                                       ---------       ---------

                                                         408,044         450,609
                                                       ---------       ---------

     Loss from rental operations                        (219,066)       (277,556)
                                                       ---------       ---------

PARTNERSHIPS OPERATIONS:
  Interest income (Note 5)                                95,360             748
                                                       ---------       ---------

  Expenses
     General and administrative expenses                  58,168           9,930
     Professional fees (Note 5)                           67,481          14,910
     Amortization of loan fees (Note 1)                        0             560
                                                       ---------       ---------

                                                         125,649          25,400
                                                       ---------       ---------

     Loss from partnership operations                    (30,289)        (24,652)
                                                       ---------       ---------

NET LOSS                                               $(249,355)      $(302,208)
                                                       =========       =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 5)                                 $     (12)      $     (14)
                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                       THREE MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)

                                           General           Limited
                                           Partners          Partners          Total
                                          ----------        ----------       ---------
PARTNERSHIP INTERESTS,
   March 31, 1996                                 1            21,500           21,501
                                          =========         =========        =========

EQUITY (DEFICIENCY), January 1, 1996      $(184,571)        $ 333,559        $ 148,988

   Net loss for the three months
   ended March 31, 1996                      (2,494)         (246,861)        (249,355)
                                          ---------         ---------        ---------

EQUITY (DEFICIENCY), March 31, 1996       $(187,065)        $  86,698        $(100,367)
                                          =========         =========        =========


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                             1996           1995
                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                               $(249,355)     $(302,208)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                         34,872         34,871
        Provisions for earthquake loss                          -            4,935

  Changes in operating assets and liabilities:
       (Increase) decrease in:
            Due from affiliated rental agent                 (3,439)        13,872
            Other receivables and prepaid expenses          (58,351)           560
       Increase  in:
             Accounts payable and accrued expenses           88,551        156,195
             Accrued interest payable                       146,421            -
                                                          ---------       --------

             Net cash used in operating activities          (41,301)       (91,775)
                                                          ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash                      5,191        (12,309)
  Decrease in liability for earthquake loss                  (5,191)           -
                                                          ---------       --------

             Net cash used in  investing activities             -          (12,309)
                                                          ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes                       (9,290)       (10,044)
                                                          ---------       --------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                      (50,591)      (114,128)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       442,803        659,440
                                                          ---------       --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                           $ 392,212      $ 545,312
                                                          =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest                $  56,446      $  85,934
                                                          =========      =========


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 of REAL American Properties (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1996, and the results of operations and changes in cash flow for the three months then ended.

         ORGANIZATION

         The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The Partnership was formed to invest in a diversified portfolio of five residential apartment projects, one of which was foreclosed on by the lender in 1993. Two of the remaining buildings were contributed to a separate unaffiliated limited partnership in 1992, and were subsequently sold by such limited partnership in 1995 as more particularly described in Note 2. The remaining two apartment complexes were sold in April and May 1996. Accordingly, the Partnership's sole assets as of May 17, 1996 consist of cash, a contingent note receivable from the purchaser of the Partnership's Northridge property, and an interest in a publicly traded real estate investment trust described below. After the interest in the real estate investment trust [and the contingent note?] is converted to cash (Note
         2), the managing General partner intends to cause the Partnership to dissolve in accordance with the Partnership Agreement. The general partners are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc. ("Real Estate"), a Delaware corporation. Casden Investment Corporation owns 100 percent of NAPICO's stock. LBI Group Inc. owns 100 percent of the stock of Real Estate Services XIII Inc.

         The Partnership offered 45,000 limited partnership interests ("Units") at $1,000 each, of which 21,500 were sold through a public offering. The terms of the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution is allocated 90 percent to the limited partners as a group and 10 percent to the general partners.

         Net proceeds from sale or refinancing are distributed 100 percent to the limited partners until they have received an amount equal to the aggregate adjusted capital values, as defined, plus a cumulative non-compounded 8 percent annual return. The balance is distributed 85 percent to the limited partners and 15 percent to the general partners.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          Asset                         Estimated Useful Lives
                          -----                         ----------------------
                  Buildings                                    30 years
                  Furniture and equipment                       5 years

         On January 17, 1994, the Partnership's property located in Northridge, California sustained major damage due to the severe earthquake in the Los Angeles area. The operations of the property were severely affected since the Los Angeles County building inspectors declared the building unsafe for habitation. Accordingly, the entire property was vacated and has remained vacant since the earthquake.
         The property insurance coverage, which covers to a limited extent, among other things, property damage and loss of rental income. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO.

         In May 1995, the Partnership received from the insurance company the final settlement payment of $1,368,000 related to the earthquake loss. This amount is being held in an escrow account by the Northridge property lender. All insurance proceeds have been included in restricted cash and liability for earthquake loss at March 31, 1996 and December 31, 1995.

         Interest relating to the first and second mortgages on the Northridge property in the approximate amount of $1,345,000 and $1,199,000 as of March 31, 1996 and December 31, 1995, respectively, was accrued and is included in accrued interest payable (See Note 3). In addition, unpaid property taxes of approximately $391,000 and $354,000 related to the Northridge property were accrued as of March 31, 1996 and December 31, 1995, respectively.

         The first mortgage lender had demanded that the Partnership turn over to it the insurance proceeds currently held by the Partnership. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RENTAL PROPERTY AND DEPRECIATION (CONTINUED)

         On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized net proceeds of approximately $900,000, which approximates the cash the Partnership was able to retain from the restricted cash account. Pursuant to a contingent note delivered by the purchaser at the closing, the Partnership is entitled to additional proceeds under certain conditions.

         On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized and a gain of approximately $400,000.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP

         In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20 percent limited partnership interest in 843 South Longmore Limited Partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which are convertible to cash or REIT stock, at the option of the REIT. Of the net proceeds, the Partnership received an allocation of 23,524 shares, with an approximate value of $735,000, as of March 31, 1996. The amount realized by the Partnership is subject to change due to stock market fluctuations, since the limited partnership shares cannot be redeemed for cash or REIT stock until August 1996. The Partnership intends to redeem the limited partnership shares for cash upon expiration of the redemption period, however, the REIT may elect to redeem the units for REIT shares, in which event the Partnership intends to cause the shares to be registered and sold in accordance with applicable laws. The investment in the 843 South Longmore Limited Partnership is being carried at a zero balance, and no gain will be recognized until the limited partnership interest is converted to cash.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 3 - MORTGAGE NOTES PAYABLE

         The Partnership had three notes payable separately secured by its two remaining properties as of March 31, 1996, as follows:

         a. The Northridge property was encumbered as of March 31, 1996 by a first deed of trust securing a note in the approximate principal balance of $6,073,000, and a second deed of trust in the approximate principal balance of $410,000. The first note bore interest at 9.25% per annum and was payable in monthly installments of approximately $53,500. The entire balance of the note was due and payable on or before August 1, 1996. The Northridge second note bears interest at 10% per annum and was payable in monthly installments of approximately $3,400. The entire balance of the Northridge second note matured on November 15, 1995. In February 1994, the Partnership ceased making payments to both of the lenders with respect to the Northridge property. The loans were repaid at less than 100% upon sale of the property on May 15, 1996.

         b. The West Colonial Apartments was encumbered by a first deed of trust securing a note in the approximate principal balance of $3,157,000 as of March 31, 1996. The note bore interest at 10.7% per annum and was payable in monthly installments of approximately $32,000. The entire balance of the note was due and payable on or before July 31, 1996. The loan was repaid upon sale of the property on April 19, 1996.

NOTE 4 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 5 - RELATED PARTY TRANSACTIONS

         a. The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements were on a month-to-month basis and provided, among other things, for a management fee equal to 5% of gross revenue for West Colonial through July 23, 1995 and approximately $2,450 per month, as compensation for continuing property management services and reconstruction oversight at the Northridge property damaged by the earthquake. Management fees charged by the NAPICO affiliate under these agreements were approximately $7,400 and $19,000 for the three months ended March 31, 1996 and 1995, respectively. Included in these management fees is approximately $7,400 for the three months ended March 31, 1996 which was included in earthquake costs. On July 24, 1995, management of West Colonial was transferred to an independent property management firm. The management agreement was on a month-to-month basis and provided for a management fee of 3.5% of gross revenue, equal to $6,614 for the three months ended March 31, 1996. Included in other receivables and prepaid expenses at March 31, 1996 and December 31, 1995, is $86,194 due from the affiliated company of NAPICO that served as the rental agent for a property that was owned by the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 5 - RELATED PARTY TRANSACTIONS

         b. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $2,098 and $3,146 for the three months ended March 31, 1996 and 1995, respectively and is included in the Partnership's operating expenses.

         c. Under the terms of the Partnership Agreement, the Partnership may be obligated to pay the general partners or their affiliates a liquidation fee equal to 15% of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless the limited partners have first received certain amounts as stated in the Partnership Agreement.

         d. Certain other fees may be payable to the general partners, under certain circumstances, as stated in the Partnership Agreement.

         e. Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the affiliated company, that served as the management company for properties owned by the Partnership, paid to the Partnership $66,706 in interest on May 1, 1996. The interest relates to Partnership funds maintained in a master disbursement account by the management company. The interest is included in income for the three months ended March 31, 1996 and in other receivables and prepaid expenses at March 31, 1996.

               In addition, the Partnership on May 1, 1996 reimbursed Real Estate Services XIII Inc. $50,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding. The amount is included in professional fees for the three months ended March 31, 1996 and in accounts payable and accrued expenses at March 31, 1996.

NOTE 6 - LITIGATION

         NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


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

The Partnership acquired five apartment complexes since its inception, one of which was foreclosed by the lender in 1993. In 1992, two of the remaining buildings (the Del Coronado Properties) were contributed to 843 South Longmore Limited Partnership, an unaffiliated limited partnership, and such liability were thereafter sold by said partnership for REIT shares in August of 1995. The partnerships remaining two apartment complexes (Northridge and West Colonial) were sold subsequent to March 31, 1996.

In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which are convertible to cash or REIT stock, at the option of REIT. Of the net proceeds, the Partnership received an allocation of 23,524 units, with an approximate value of $735,000 as of March 31, 1996. The amount realized by the Partnership is subject to change due to stock market fluctuations, since the limited partnership units cannot be redeemed for cash or REIT stock until August 1996. The Partnership intends to redeem the limited partnership shares for cash; however, the REIT may elect to redeem the units for REIT shares, in which event the Partnership intends to cause such shares to be registered and sold in accordance with applicable laws. The investment in 843 South Longmore Limited Partnership is being carried at a zero balance, and no gain will be recognized until the limited partnership interest is converted to cash.

In 1995, the Partnership advanced funds to partially cover the operating deficits of the West Colonial property in the amount of $73,000. Such advances have been funded from the Partnership's working capital reserve.

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

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The current operations of the property were materially affected since the Los Angeles County building inspectors declared the building unsafe for habitation. Accordingly, the entire property was vacated and has remained vacant since the earthquake. The property insurance covered, to a limited extent, among other things, property damage and loss of rentals as a result of the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

In May 1995, the Partnership received from the insurance company the final settlement payment of $1,368,000 related to the earthquake loss. This amount is being held in an escrow account by the Northridge property lender. All insurance proceeds have been included in restricted cash and liability for earthquake loss at March 31, 1996 and December 31, 1995.

Interest relating to the first and second mortgages on the Northridge property in the approximate amount of $1,345,000 and $1,199,000 as of March 31, 1996 and December 31, 1995, respectively, was accrued and is included in accrued interest payable. In addition, unpaid property taxes of approximately $391,000 and $354,000 related to the Northridge property were accrued as of March 31, 1996 and December 31, 1995, respectively. As compensation for continuing property management services, the managing agent, which is an affiliate of NAPICO, was paid $2,450 per month.

The first mortgage lender had demanded that the Partnership turn over to it the insurance proceeds held by the Partnership. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds.

On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized net proceeds of approximately $900,000, approximates the cash the Partnership was able to retain from the restricted cash account. The Partnership is entitled to additional proceeds under certain conditions.

On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized gain of approximately $400,000.

Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in projects. Included in interest income for the three months ended March 31, 1996 is $66,706 in interest related to funds maintained in the master disbursement account and received on May 1, 1996, in accordance with the Memorandum of Understanding (see "Legal Proceedings"). Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership. Included in professional fees for the three months ended March 31, 1996 is $50,000 payable to Real Estate Services XIII Inc. for professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding (see "Legal Proceedings").

The Partnership did not make cash distributions during the first three months of 1996.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

As of December 31, 1995, NAPICO was a plaintiff or a defendant in several lawsuits. None of these suits were related to the Partnership.

Real Estate Services XIII Inc., a General Partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995 and a Supplement to Memorandum of Understanding dated April 30, 1996 collectively the ("MOU"). In addition to establishing certain Partnership controls, the MOU resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Real Estate Services XIII Inc., the Partnership and others against, among others, NAPICO ("the Lawsuit"). All parties entered into the MOU without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the MOU, the parties thereto have agreed, among other things, to the following:

     1. An analysis was prepared of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by the Partnership's property management company, Mayer Management, Inc. ("MMI"), an affiliate of NAPICO. Based on the analysis, on May 1, 1996, MMI paid to the Partnership $66,706 in interest related to funds it maintained in the master disbursement account.

     2. The property management agreement for the Northridge property by and between the Partnership and MMI, was extended until the earlier of the commencement of reconstruction of the building or the sale of the property to an unaffiliated third party, subject to certain agreed-upon amendments. Since the property was sold on May 15, 1996, such management agreement in no longer in effect.

     3. On May 1, 1996, the Partnership reimbursed Real Estate Services XIII Inc. $50,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the MOU.

     4. The Partnership has engaged an independent Cash Manager, designated by Real Estate Services XIII Inc. and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO, and payment of cash distributions, if any, to the Limited Partners. NAPICO has agreed to prepare detailed annual budgets to be approved by Real Estate Services XIII Inc. and thereafter used by the Cash Manager as a guide and control over Partnership operations.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED):

     5. Upon the uncured breach of certain provisions of the MOU, or upon a future breach of NAPICO's fiduciary duties, Real Estate Services XIII Inc. may cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of item 601 of regulation
         S-K

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REAL AMERICAN PROPERTIES
                                     (a California limited partnership)



                                     By: National Partnership Investments Corp.
                                         General Partner


                                     Date:
                                          _____________________________________


                                     By: ______________________________________
                                         Charles Boxenbaum
                                         Chairman of the Board



                                     Date: ____________________________________



                                     By: ______________________________________
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer