Form 10-Q
period 1996-06-30
REAL AMERICAN PROPERTIES
filed 1996-08-19
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996



PART I.  FINANCIAL INFORMATION (UNAUDITED)

       Item 1.  Financial Statements

                     Balance Sheets, June 30, 1996 and December 31, 1995  . . . . . .  1

                     Statements of Operations,
                            Six and Three Months Ended June 30, 1996 and 1995   . . .  2

                     Statement of Partners' Equity (Deficiency),
                            Six Months Ended June 30, 1996  . . . . . . . . . . . . .  3

                     Statements of Cash Flows
                            Six Months Ended June 30, 1996 and 1995   . . . . . . . .  4

                     Notes to Financial Statements  . . . . . . . . . . . . . . . . .  5

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION

       Item 1.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 12

       Item 6.       Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . 13

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                 1996               1995
                                                              (Unaudited)        (Audited)
                                                              ------------      ------------
RENTAL PROPERTY, at cost (Notes 1 and 3)
     Land                                                   $      -          $   2,170,920
     Buildings                                                     -             12,360,101
     Furniture and equipment                                       -                835,000
                                                              ------------      ------------
                                                                   -             15,366,021
     Less accumulated depreciation                                 -             (4,430,896)
                                                              ------------      ------------
                                                                   -             10,935,125
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS (Note 1)                              2,013,656           442,803
                                                              ------------      ------------

RESTRICTED CASH (Note 1)                                           -              5,236,780
                                                              ------------      ------------

INVESTMENT IN LIMITED PARTNERSHIP (Note 2)

OTHER  ASSETS:
     Due from rental agent, including restricted
          cash held for security deposits and reserves
          of $68,163 at December 31, 1995                          -                114,728
     Other receivables and prepaid expenses (Note 5)               86,194            96,525
                                                              ------------      ------------
                                                                   86,194           211,253
                                                              ------------      ------------

          TOTAL ASSETS                                      $   2,099,850     $  16,825,961
                                                              ============      ============

                          LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Note 3)                        $      -          $   9,649,180
     Accounts payable and accrued expenses (Notes 1 and 5)          2,700           406,383
     Accrued interest payable (Note1)                              -              1,226,835
     Liability for earthquake loss  (Note  1 )                     -              5,363,547
     Tenant security deposits                                      -                 31,028
                                                              ------------      ------------
                                                                    2,700        16,676,973
                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                                2,097,150           148,988
                                                              ------------      ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY           $   2,099,850     $  16,825,961
                                                              ============      ============


The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                             Six months    Three months     Six months     Three months
                                                                ended          ended           ended           ended
                                                           June 30, 1996   June 30, 1996   June 30, 1995   June 30, 1995
                                                           ------------    ------------    -------------   -------------
RENTAL OPERATIONS:
     Revenues
     Rental income                                       $     246,417   $      62,817   $     333,746   $     169,668
     Other income                                                7,050           1,672          17,131           8,156
                                                           ------------    ------------    ------------    ------------
                                                               253,467          64,489         350,877         177,824
                                                           ------------    ------------    ------------    ------------
     Expenses
     Operating expenses                                        178,621          53,221         240,541          87,288
     Management fees - affiliate in 1995 (Note 5)                8,871           2,257          32,331          13,607
     Depreciation                                               34,872          -               69,744          34,872
     General and administrative expenses                        12,180           2,211          19,720          10,460
     Interest expense (Notes 1 and 3)                          360,093         128,905         171,566         (62,934)
                                                           ------------    ------------    ------------    ------------

                                                               594,637         186,594         533,902          83,293
                                                           ------------    ------------    ------------    ------------

     (Loss) income from rental operations                     (341,170)       (122,105)       (183,025)         94,531
                                                           ------------    ------------    ------------    ------------

PARTNERSHIPS OPERATIONS:
     Interest income ( Note 5 )                                119,825          24,465          11,430          10,682
                                                           ------------    ------------    ------------    ------------

     Expenses
     General and administrative expenses                        12,110           3,941          22,630          12,139
     Professional fees (Note 5)                                 99,366         (18,115)         34,772          19,862
                                                           ------------    ------------    ------------    ------------

                                                               111,476         (14,174)         57,402          32,001
                                                           ------------    ------------    ------------    ------------

     Loss from partnership operations                            8,349          38,639         (45,972)        (21,319)
                                                           ------------    ------------    ------------    ------------

GAIN ON SALE OF RENTAL PROPERTIES                            2,280,983       2,280,983          -               -
                                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $   1,948,162   $   2,197,517   $    (228,997)  $      73,212
                                                           ============    ============    ============    ============
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 5)                       $          91   $         102   $         (11)  $           3
                                                           ============    ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                                General           Limited
                                                Partners          Partners            Total
                                              ------------      ------------      ------------
PARTNERSHIP INTERESTS,
   June 30, 1996                                        1            21,500            21,501
                                              ============      ============      ============

EQUITY (DEFICIENCY), January 1, 1996         $   (184,571)     $    333,559      $    148,988

   Net income for the six months
   ended June 30, 1996                             19,482         1,928,680         1,948,162
                                              ------------      ------------      ------------

EQUITY (DEFICIENCY), June 30, 1996           $   (165,089)     $  2,262,239      $  2,097,150
                                              ============      ============      ============





The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                      1996                1995
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                   $   1,948,162      $    (228,997)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                                   34,872             69,742
        Gain on sale of rental properties                          (2,280,983)            -
  Changes in operating assets and liabilities:
        (Increase) decrease in:
            Due from affiliated rental agent                          114,728             23,385
            Other receivables and prepaid expenses                     10,331              1,120
        (Decrease) increase  in:
            Accounts payable and accrued expenses                    (403,683)             1,833
            Accrued interest payable                               (1,226,835)            -
            Tenant security deposit                                   (31,028)            -
                                                                  ------------       ------------

             Net cash used in operating activities                 (1,834,436)          (132,917)
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash                            5,236,780            (21,935)
  Decrease in liability for earthquake loss                        (5,363,547)            21,935
  Proceeds from sale of rental properties                          13,181,236             -
                                                                  ------------       ------------
             Net cash provided by investing activities             13,054,469             -
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes payable                     (9,649,180)           (20,390)
                                                                  ------------       ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              1,570,853           (153,307)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        442,803            659,440
                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   2,013,656      $     506,133
                                                                  ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest                      $      56,446      $      85,934
                                                                  ============       ============



The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1996, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

         ORGANIZATION

         The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The general partners are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc. ("Real Estate"), a Delaware corporation. Casden Investment Corporation owns 100 percent of NAPICO's stock. LB I Group Inc. owns 100 percent of the stock of Real Estate Services XIII Inc. The Partnership was formed to invest in a diversified portfolio of five residential apartment projects, one of which was foreclosed on by the lender in 1993. Two of the remaining buildings were contributed to a separate unaffiliated limited partnership in 1992, and were subsequently sold by such limited partnership in 1995 as more particularly described in Note 2. The remaining two apartment complexes were sold in April and May 1996. Accordingly, the Partnership's sole assets as of June 30, 1996 consist of cash, a contingent note receivable from the purchaser of the Partnership's Northridge property, and an interest in a publicly traded real estate investment trust described below. After the interest in the real estate investment trust is converted to cash (Note 2), NAPICO intends to cause the Partnership to dissolve in accordance with the Partnership Agreement.

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

                                 JUNE 30, 1996


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

         RENTAL PROPERTY AND DEPRECIATION

         There are no remaining rental properties owned by the Partnership, therefore no rental property cost and depreciation is included in the June 30, 1996 financial statements.

         At December 31, 1995, the rental properties are stated at cost. Depreciation was provided on the straight-line method over the estimated useful lives of the buildings and equipment. The buildings and furniture and equipment were depreciated over 30 years and 5 years, respectively.

         On January 17, 1994, the Partnership's property located in Northridge, California sustained major damage due to the severe earthquake in the Los Angeles area. The operations of the property were severely affected since the Los Angeles County building inspectors declared the building unsafe for habitation. Accordingly, the entire property was vacated and remained vacant since the earthquake until the time of sale. The casualty insurance policy insuring the Northridge property, covered to a limited extent property damage and loss of rental income due to the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO.

         In May 1995, the Partnership received a final settlement payment from its insurance company in the amount of $1,368,000 related to the earthquake loss. This amount was held in an escrow account by the Northridge property lender. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds. All insurance proceeds were included in restricted cash and liability for earthquake loss at December 31, 1995. Unpaid interest of $1,345,000 and property taxes of $354,000 relating to the Northridge property were accrued as of December 31, 1995.

         On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized a gain of approximately $1,837,000.

         On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized and a gain of approximately $444,000.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP

         In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20 percent limited partnership interest in 843 South Longmore Limited Partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to an affiliate of Equity Residential Properties, a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which, subject to certain conditions, are convertible to cash or REIT stock, at the option of the REIT. Of the net proceeds, the Partnership received an allocation of 23,524 shares, with an approximate market value of $794,000, as of June 30, 1996.
         The amount realized by the Partnership is subject to change due to stock market fluctuations, since the limited partnership shares cannot be redeemed for cash or REIT stock until August 1996 at the earliest. The Partnership intends to redeem the limited partnership shares for cash upon expiration of the redemption period, however, the REIT may elect to redeem the units for REIT shares, in which event the Partnership intends to cause the shares to be registered and sold in accordance with applicable laws. The investment in the 843 South Longmore Limited Partnership is being carried at a zero balance, and no gain will be recognized until the limited partnership interest is converted to cash.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The Partnership had three notes payable separately secured by its two remaining properties as of December 31, 1995, as follows:

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 3 - MORTGAGE NOTES PAYABLE (CONTINUED)

         a. The Northridge property was encumbered as of December 31, 1995 by a first deed of trust securing a note in the approximate principal balance of $6,073,000, and a second deed of trust in the approximate principal balance of $410,000. The first note bore interest at 9.25% per annum and was payable in monthly installments of approximately $53,500. The entire balance of the note was due and payable on or before August 1, 1996. The Northridge second note bore interest at 10% per annum and was payable in monthly installments of approximately $3,400. The entire balance of the Northridge second note matured on November 15, 1995. In February 1994, the Partnership ceased making payments to both of the lenders with respect to the Northridge property. Both the first and second notes were repaid as disbursed upon the sale of the property in May 1996, however, the second note was paid at a discount.

         b. The West Colonial Apartments was encumbered by a first deed of trust securing a note in the approximate principal balance of $3,166,000 as of March 31, 1996. The note bore interest at 10.7% per annum and was payable in monthly installments of approximately $32,000. The entire balance of the note was due and payable on or before July 31, 1996. The loan was repaid upon sale of the property on April 19, 1996.

NOTE 4 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 5 - RELATED PARTY TRANSACTIONS

         a. The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements were on a month-to-month basis and provided, among other things, for a management fee equal to 5% of gross revenue for West Colonial through July 23, 1995 and approximately $2,450 per month, as compensation for continuing property management services and reconstruction oversight at the Northridge property damaged by the earthquake. Management fees charged by the NAPICO affiliate under these agreements were approximately $9,800 and $32,000 for the six months ended June 30, 1996 and 1995, respectively. Included in these management fees is approximately $9,800 with respect to the Northridge property for the six months ended June 30, 1996 which was included in earthquake costs. On July 24, 1995, management of West Colonial was transferred to an independent property management firm. The management agreement was on a month-to-month basis and provided for a management fee of 3.5% of gross revenue, equal to $8,900 for the six months ended June 30, 1996. Included in other receivables and prepaid expenses at June 30, 1996 and December 31, 1995, is $86,194 due from the affiliated company of NAPICO that served as the rental agent for a property that was owned by the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 5 - RELATED PARTY TRANSACTIONS

         b. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,196 and $6,293 for the six months ended June 30, 1996 and 1995, respectively and is included in the Partnership's operating expenses.

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

         e. Pursuant to the Memorandum of Understanding entered into on August 11, 1995, an affiliate of NAPICO, that served as the management company for properties owned by the Partnership, paid to the Partnership $66,706 in interest on May 1, 1996. The interest relates to Partnership funds maintained in a master disbursement account by the management company. The interest is included in income for the three months ended March 31, 1996.

         f. In addition, the Partnership on May 1, 1996 reimbursed Real Estate Services XIII Inc. $50,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

NOTE 6 - LITIGATION

       NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

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

                                 JUNE 30, 1996


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

The Partnership acquired five apartment complexes since its inception, one of which was foreclosed by the lender in 1993. In 1992, two of the remaining buildings (the Del Coronado Properties) were contributed to 843 South Longmore Limited Partnership, an unaffiliated limited partnership, and such buildings were thereafter sold by said partnership for REIT shares in August of 1995. The Partnership's remaining two apartment complexes of West Colonial and Northridge were sold in April 1996 and May 1996, respectively.

In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to an affiliate of Equity Residential Properties, a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which, subject to certain conditions, are convertible to cash or REIT stock, at the option of REIT. Of the net proceeds, the Partnership received an allocation of 23,524 units, with an approximate market value of $794,000 as of June 30, 1996. The amount realized by the Partnership is subject to change due to stock market fluctuations, since the limited partnership units cannot be redeemed for cash or REIT stock until August 1996 at the earliest. The Partnership intends to redeem the limited partnership shares for cash; however, the REIT may elect to redeem the units for REIT shares, in which event the Partnership intends to cause such shares to be registered and sold in accordance with applicable laws. The investment in 843 South Longmore Limited Partnership is being carried at a zero balance, and no gain will be recognized until the limited partnership interest is converted to cash.

RESULTS OF OPERATIONS

Rental operations consist primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation is provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units in the West Colonial apartment project were leased on a month-to-month basis. The Partnership's statements of operations included rental operations through the day the properties were sold.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATION (CONTINUED)

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area. The operations of the property were materially affected since the Los Angeles County building inspectors declared the building unsafe for habitation. Accordingly, the entire property was vacated and remained vacant from the earthquake until the time of sale. The property insurance covered, to a limited extent, among other things, property damage and loss of rentals as a result of the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party of NAPICO.

In May 1995, the Partnership received a final settlement from its insurance company in the amount of $1,368,000 related to the earthquake loss. This amount was held in an escrow account by the Northridge property lender until the time of sale. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds. All insurance proceeds were included in restricted cash and liability for earthquake loss at December 31, 1995. Unpaid interest of $1,345,000 and property taxes of $354,000 relating to the Northridge property were accrued as of December 31, 1995.

On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized net proceeds of approximately $1,837,000, equal to the cash the Partnership was able to retain from the restricted cash account. The Partnership is entitled to additional proceeds under certain conditions.

On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized gain of approximately $444,000.

Partnership operations consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in projects. Included in interest income for the six months ended June 30, 1996 is $66,706 in interest related to funds maintained in the master disbursement account and received on May 1, 1996, in accordance with the Memorandum of Understanding (see "Legal Proceedings"). Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership. Included in professional fees for the three months ended March 31, 1996 is $50,000 paid to Real Estate Services XIII Inc. for professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding (see "Legal Proceedings").

The Partnership did not make cash distributions during the first six months of 1996.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS:

As of December 31, 1995, NAPICO was a plaintiff or a defendant in several lawsuits. None of these suits were related to the Partnership.

Real Estate Services XIII Inc., a General Partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995 and a Supplement to Memorandum of Understanding dated April 30, 1996 (collectively the "MOU"). In addition to establishing certain Partnership controls, the MOU resolved and settled various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Real Estate Services XIII Inc., the Partnership and others against, among others, NAPICO ("the Lawsuit"). All parties entered into the MOU without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

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

         2. The property management agreement for the Northridge property by and between the Partnership and MMI, was extended until the earlier of the commencement of reconstruction of the building or the sale of the property to an unaffiliated third party, subject to certain agreed-upon amendments. Since the property was sold on May 15, 1996, such management agreement is no longer in effect.

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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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


                     REAL AMERICAN PROPERTIES
                     (a California limited partnership)



                     By:     National Partnership Investments Corp.
                             a General Partner


                     Date:
                           ---------------------------------------------------



                     By:
                           ---------------------------------------------------
                           Bruce Nelson
                           President


                     Date:
                           ---------------------------------------------------



                     By:
                           ---------------------------------------------------
                           Shawn Horwitz
                           Executive Vice President and
                           Chief Financial Officer