Form 10-Q
period 1996-09-30
REAL AMERICAN PROPERTIES
filed 1996-11-14
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-94725

                            REAL AMERICAN PROPERTIES
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3906164

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                 ------    ------

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets, September 30, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . .  1

                Statements of Operations,
                     Nine and Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . .  2

                Statement of Partners' Equity (Deficiency),
                     Nine Months Ended September 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . .  3

                Statements of Cash Flows
                      Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . .  4

                Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

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

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                            1996               1995
                                                                        (Unaudited)         (Audited)
                                                                       --------------     --------------
RENTAL PROPERTY, at cost (Notes 1 and 3)
     Land                                                              $        -         $    2,170,920
     Buildings                                                                  -             12,360,101
     Furniture and equipment                                                    -                835,000
                                                                       --------------     --------------
                                                                                -             15,366,021
     Less accumulated depreciation                                              -             (4,430,896)
                                                                       --------------     --------------
                                                                                -             10,935,125
                                                                       --------------     --------------

CASH AND CASH EQUIVALENTS (Note 1)                                          1,992,796            442,803
                                                                       --------------     --------------

RESTRICTED CASH (Note 1)                                                        -              5,236,780
                                                                       --------------     --------------

INVESTMENT IN LIMITED PARTNERSHIP (Note 2)

OTHER  ASSETS:
     Due from rental agent, including restricted
          cash held for security deposits and reserves
          of $68,163 at December 31, 1995                                       -                114,728
     Other receivables and prepaid expenses (Note 5)                           86,735             96,525
                                                                       --------------     --------------
                                                                               86,735            211,253
                                                                       --------------     --------------

          TOTAL ASSETS                                                 $    2,079,531     $   16,825,961
                                                                       ==============     ==============

                  LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Note 3)                                   $        -         $    9,649,180
     Accounts payable and accrued expenses (Notes 1 and 5)                        892            406,383
     Accrued interest payable (Note 1)                                          -              1,226,835
     Liability for earthquake loss (Note 1)                                     -              5,363,547
     Tenant security deposits                                                   -                 31,028
                                                                       --------------     --------------
                                                                                  892         16,676,973
                                                                       --------------     --------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

PARTNERS' EQUITY                                                            2,078,639            148,988
                                                                       --------------     --------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $    2,079,531     $   16,825,961
                                                                       ==============     ==============

The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                          Nine months     Three months      Nine months     Three months
                                                             ended           ended             ended            ended
                                                         Sept. 30, 1996   Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1995
                                                         --------------   --------------   --------------   --------------
RENTAL OPERATIONS:
     Revenues
     Rental income                                       $      246,417    $       -        $     506,300    $     172,554
     Other income                                                 7,050            -               23,360            6,229
                                                         --------------    -------------    -------------    -------------
                                                                253,467            -              529,660          178,783
                                                         --------------    -------------    -------------    -------------
     Expenses
     Operating expenses                                         178,621            -              373,972          133,431
     Management fees - affiliate in 1995 (Note 5)                 8,871            -               24,663           (7,668)
     Depreciation                                                34,872            -              104,616           34,872
     General and administrative expenses                         12,180            -               27,790            8,070
     Interest expense (Notes 1 and 3)                           360,093            -              256,949           85,383
                                                         --------------    -------------    -------------    -------------

                                                                594,637            -              787,990          254,088
                                                         --------------    -------------    -------------    -------------

     Loss from rental operations                               (341,170)           -             (258,330)         (75,305)
                                                         --------------    -------------    -------------    -------------

PARTNERSHIPS OPERATIONS:
     Interest income ( Note 5 )                                 160,123           40,298           15,427            3,997
                                                         --------------    -------------    -------------    -------------

     Expenses
     General and administrative expenses                         20,696            8,587           34,105           11,475
     Professional fees (Note 5)                                 107,966            8,600           44,613            9,842
                                                         --------------    -------------    -------------    -------------

                                                                128,662           17,187           78,718           21,317
                                                         --------------    -------------    -------------    -------------

     Income (loss) from partnership operations                   31,461           23,111          (63,291)         (17,320)
                                                         --------------    -------------    -------------    -------------

GAIN (LOSS) ON SALE OF RENTAL PROPERTIES
     (Note 1)                                                 2,239,360          (41,623)           -                 -
                                                         --------------    -------------    -------------    -------------

NET INCOME (LOSS)                                        $    1,929,651    $     (18,512)   $    (321,621)   $     (92,625)
                                                         ==============    =============    =============    =============

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 5)                       $           90    $          (1)   $         (16)   $          (5)
                                                         ==============    =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                                     General         Limited
                                                     Partners        Partners         Total
                                                   ------------    ------------    ------------
PARTNERSHIP INTERESTS,
   September 30, 1996                                        1           21,500          21,501
                                                   ============    ============    ============

EQUITY (DEFICIENCY), January 1, 1996               $  (184,571)    $    333,559    $    148,988

   Net income for the nine months
   ended September 30, 1996                             19,297       1,910,354        1,929,651
                                                   ------------    ------------    ------------

EQUITY (DEFICIENCY), September 30, 1996            $  (165,274)    $  2,243,913    $  2,078,639
                                                   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                    1996                1995
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  1,929,651       $   (321,621)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                                  34,872            104,616
        Gain on sale of rental properties                         (2,239,360)            -
  Changes in operating assets and liabilities:
       (Increase) decrease in:
            Due from affiliated rental agent                         114,728            (24,108)
            Other receivables and prepaid expenses                     9,790              1,680
      (Decrease) increase  in:
             Accounts payable and accrued expenses                  (405,491)            80,004
             Accrued interest payable                             (1,226,835)            -
             Tenant security deposit                                 (31,028)            -
                                                                ------------       ------------

             Net cash used in operating activities                (1,813,673)          (159,429)
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash                           5,236,780            (79,346)
  Decrease in liability for earthquake loss                       (5,363,547)            79,346
  Proceeds from sale of rental properties                         13,139,613             -
                                                                ------------       ------------

             Net cash provided by investing activities            13,012,846             -
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes payable                    (9,649,180)           (27,411)
                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             1,549,993           (186,840)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       442,803            659,440
                                                                ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  1,992,796       $    472,600
                                                                ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for interest                    $    360,093       $    256,949
                                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

         In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1996, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

         ORGANIZATION

         The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The general partners are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc., a Delaware corporation. Casden Investment Corporation owns 100 percent of NAPICO's stock. LB I Group Inc. owns 100 percent of the stock of Real Estate Services XIII Inc. The Partnership was formed to invest in a diversified portfolio of five residential apartment projects, one of which was foreclosed on by the lender in 1993. Two of the Partnership's properties were contributed to a separate unaffiliated limited partnership in 1992, and were subsequently sold by such limited partnership in 1995 as more particularly described in Note 2. The remaining two apartment complexes were sold in April and May 1996. Accordingly, the Partnership's sole assets as of September 30, 1996 consist of cash, a contingent note receivable from the purchaser of the Partnership's Northridge property, and an interest in a publicly traded real estate investment trust described below. After the interest in the real estate investment trust is converted to cash (Note 2), NAPICO intends to cause the Partnership to dissolve in accordance with the Partnership Agreement.

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

                               SEPTEMBER 30, 1996


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

         RENTAL PROPERTY AND DEPRECIATION

         There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the September 30, 1996 financial statements.

         At December 31, 1995, the rental properties were stated at cost. Depreciation was provided on the straight-line method over the estimated useful lives of the buildings and equipment. The buildings and furniture and equipment were depreciated over 30 years and 5 years, respectively.

         On January 17, 1994, the Partnership's property located in Northridge, California sustained major damage due to the severe earthquake in the Los Angeles area and the entire property was vacated and remained vacant from the time of the earthquake until the time of sale. The casualty insurance policy insuring the Northridge property covered to a limited extent property damage and loss of rental income due to the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO.

         In November 1995, the Partnership received a final settlement payment from its insurance company in the amount of $1,368,000 related to the earthquake loss. This amount was held in an escrow account by the Northridge property lender. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds. All insurance proceeds were included in restricted cash and liability for earthquake loss at December 31, 1995. Unpaid interest of $1,345,000 and property taxes of $354,000 relating to the Northridge property were accrued as of December 31, 1995.

         On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized a gain of approximately $1,796,000, net of additional costs of $41,623 recognized in the third quarter of 1996. Pursuant to a contingent note received from the purchaser at the closing, the Partnership is entitled to additional proceeds under certain conditions.

         On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized and a gain of approximately $444,000.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Partnership authorized a $1,526,500 distribution to the limited partners, which is expected to be made in November 1996. This distribution represents proceeds received from the sale of West Colonial and Northridge Apartments.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIP

         In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20 percent limited partnership interest in 843 South Longmore Limited Partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to an affiliate of Equity Residential Properties ("EQR"), a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership units in the operating partnership controlled by the REIT. Of the net proceeds, the Partnership received an allocation of 23,524 units, which were converted to REIT stock and sold in November 1996 at prices ranging from $37.875 to $38.125 per share, or approximately $891,000 (excluding brokerage commissions), on the New York Stock Exchange.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The Partnership had three notes payable separately secured by its two remaining properties as of December 31, 1995, as follows:

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 3 - MORTGAGE NOTES PAYABLE (CONTINUED)

         a. The Northridge property was encumbered as of December 31, 1995 by a first deed of trust securing a note in the approximate principal balance of $6,073,000, and a second deed of trust in the approximate principal balance of $410,000. The first note bore interest at 9.25% per annum and was payable in monthly installments of approximately $53,500. The entire balance of the note was due and payable on or before August 1, 1996. The Northridge second note bore interest at 10% per annum and was payable in monthly installments of approximately $3,400. The entire balance of the Northridge second note matured on November 15, 1995. In February 1994, the Partnership ceased making payments to both of the lenders with respect to the Northridge property. Both the first and second notes were repaid upon the sale of the property in May 1996, however, the second note was paid at a discount of approximately $100,000.

         b. The West Colonial Apartments was encumbered by a first deed of trust securing a note in the approximate principal balance of $3,167,000 as of December 31, 1995. The note bore interest at 10.7% per annum and was payable in monthly installments of approximately $32,000. The entire balance of the note was due and payable on or before July 31, 1996. The loan was repaid upon sale of the property on April 19, 1996.

NOTE 4 - INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 5 - RELATED PARTY TRANSACTIONS

         a. The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements changed to a month-to-month basis and provided, among other things, for a management fee equal to 5% of gross revenue for West Colonial through July 23, 1995 and approximately $2,450 per month for the Northridge property through the date of sale. Management fees charged by the NAPICO affiliate under these agreements were approximately $9,800 and $32,000 for the nine months ended September 30, 1996 and 1995, respectively. Included in the management fees is approximately $9,800 with respect to the Northridge property in 1996 which has been included in earthquake costs. On July 24, 1995, management of West Colonial was transferred to an independent property management firm. The management agreement was on a month-to-month basis and provided for a management fee of 3.5% of gross revenue, equal to $8,900 for the nine months ended September 30, 1996.

                 Included in other receivables and prepaid expenses at September 30, 1996 and December 31, 1995, is $86,194 due from the affiliated company of NAPICO that served as the rental agent for a property that was owned by the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 5 - RELATED PARTY TRANSACTIONS

         b. The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,196 and $9,440 for the nine months ended September 30, 1996 and 1995, respectively and is included in the Partnership's operating expenses.

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

         e. Pursuant to a Memorandum of Understanding entered into on August 11, 1995, an affiliate of NAPICO that served as the management company for properties owned by the Partnership, paid $66,706 to the Partnership on May 1, 1996. Such amount represents interest on Partnership funds maintained in a master disbursement account by the management company. In addition, on May 1, 1996 the Partnership reimbursed Real Estate Services XIII Inc. $50,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

NOTE 6 - CONTINGENCIES

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

                               SEPTEMBER 30, 1996


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

The Partnership acquired five apartment complexes since its inception, one of which was foreclosed by the lender in 1993. In 1992, two of the Partnership's properties (the Del Coronado Properties) were contributed to 843 South Longmore Limited Partnership, an unaffiliated limited partnership, and such buildings were thereafter sold by said partnership for REIT shares in August of 1995.
The Partnership's remaining two apartment complexes of West Colonial and Northridge were sold in April 1996 and May 1996, respectively.

In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to an affiliate of Equity Residential Properties ("EQR"), a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership units in the operating partnership controlled by the REIT. Of the net proceeds, the Partnership received an allocation of 23,524 units, which were converted to REIT stock and sold in November 1996 at prices ranging from $37.875 to $38.125 per share, or approximately $891,000 (excluding brokerage commissions), on the New York Stock Exchange.

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

                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATION (CONTINUED)

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area and the entire property was vacated and remained vacant from the time of the earthquake until the time of sale. The casualty insurance policy insuring the Northridge property covered, to a limited extent, property damage and loss of rentals as a result of the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party of NAPICO.

In November 1995, the Partnership received a final settlement from its insurance company in the amount of $1,368,000 related to the earthquake loss. This amount was held in an escrow account by the Northridge property lender until the time of sale. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds. All insurance proceeds were included in restricted cash and liability for earthquake loss at December 31, 1995. Unpaid interest of $1,345,000 and property taxes of $354,000 relating to the Northridge property were accrued as of December 31, 1995.

On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized a net gain of approximately $1,796,000, net of additional costs of $41,623 recognized in the third quarter of 1996. The Partnership may be entitled to additional proceeds from property tax refunds and/or a contingent promissory note from the buyer of the Northridge property.

On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized a gain of approximately $444,000.

Partnership operations consist primarily of interest ficates of deposit and other temporary investment of funds. Included in interest income for the nine months ended September 30, 1996 is $66,706 in interest related to funds maintained in the master disbursement account and received on May 1, 1996. Operating expenses of the Partnership consist substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership. Included in professional fees in 1996 is $50,000 paid to Real Estate Services XIII Inc. as reimbursement for professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

The Partnership did not make cash distributions during the first nine months of 1996.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

As of September 30, 1996, NAPICO was a plaintiff or a defendant in several lawsuits. None of these suits were related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     No exhibits are required per the provision of item 601 of regulation
                                      S-K

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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


                                REAL AMERICAN PROPERTIES
                                (a California limited partnership)



                                By: National Partnership Investments Corp. a General Partner


                                Date:
                                      ---------------------------------------



                                By:
                                       --------------------------------------
                                       Bruce Nelson
                                       President



                                Date:
                                      ---------------------------------------



                                By:
                                       --------------------------------------
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer