Form 10-K405
period 1996-12-31
REAL AMERICAN PROPERTIES
filed 1997-04-11
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------

                   For the Fiscal Year Ended DECEMBER 31, 1996

                             Commission File Number
                                     2-94725
                                     -------


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

                                  Yes   X   No
                                       ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART 1.

ITEM 1.  BUSINESS:

REAL American Properties ("RAP" or the "Partnership") was a limited partnership which was formed under the laws of the State of California on March 9, 1984. The Partnership was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which invest in such real estate. On July 26, 1985, RAP offered 45,000 units of limited partnership interest ("Units") through a public offering. The Partnership completed its offering with a total of 21,500 Units sold and $21,500,000 raised from Limited Partners.

The general partners of the Partnership were National Partnership Investments Corp. ("NAPICO"), a California corporation (the "Corporate General Partner") and Real Estate Services XIII Inc. ("RES XIII"), a Delaware corporation. The business of RAP was conducted primarily by its general partners as RAP has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden, and Brian D. Goldberg. RES XIII is 100 percent owned by LB I Group Inc.

The Partnership originally invested in five apartment buildings. Two of such buildings were contributed to a separate limited partnership in exchange for a subordinated limited partner interest therein, which, in turn, exchanged the buildings for an interest in a publicly traded Real Estate Investment Trust ("REIT"). The Partnership sold the REIT stock it received as a result of that exchange in November 1996 for $890,371. One building was foreclosed upon by the lender in June 1993 and one building was substantially destroyed in the January 17, 1994 earthquake in the Los Angeles area and was sold in May 1996. The other building was sold in April 1996. Distributions of $2,823,700 were paid to the limited partners during 1996. Accordingly, since the Partnership's primary assets at December 31, 1996 consisted of cash of approximately $345,000 and certain short-term receivables and other claims, the Partnership was dissolved effective December 31, 1996.

NAPICO was appointed the liquidation agent for the Partnership pursuant to a Liquidation Agreement, made as of December 1, 1996, among the Partnership, NAPICO, and RES XIII. Under the terms of the Liquidation Agreement, the liquidation agent will pursue collection of the Partnership's outstanding receivables and other non-liquid assets and, subject to the approval of RES XIII, cause the Partnership's final tax returns and reports to be filed. Upon collection and liquidation of the Partnership's remaining assets, the liquidation agent will cause the final distribution(s) to be paid to the partners in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership. The liquidation agent shall be entitled to (a) utilize its reasonable discretion in liquidating the Partnership's remaining assets and (b) reimbursement for all reasonable costs and expenses incurred in conforming its duties under the Liquidation Agreement.

ITEM 2.   PROPERTIES:

Not applicable.

ITEM 3.   LEGAL PROCEEDINGS:

As of December 31, 1996, NAPICO was a plaintiff or a defendant in several lawsuits. None of these suits were related to the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Units were not traded on a public exchange but were sold through a public offering. It was not anticipated that any public market would develop for the purchase and sale of any Units. Units were transferrable only if certain requirements were satisfied. As of December 31, 1996, there were 1,748 registered holders of Units in RAP.

ITEM 6.   SELECTED FINANCIAL DATA:




                                                                 Year Ended December 31,
                                 --------------------------------------------------------------------------------
                                     1996            1995             1994            1993               1992
                                 -----------     ------------     ------------     ------------      ------------
Rental Revenues                  $   253,467     $    714,966     $    753,797     $  1,930,922      $  3,856,271

Interest Income                      195,726           19,165           13,756           21,741            38,321
                                 -----------     ------------     ------------     ------------      ------------

   Total Revenues                $   449,193     $    734,131     $    767,553     $  1,952,663      $  3,894,592
                                 ===========     ============     ============     ============      ============

Gain on sale of rental
   properties and investment
   in limited partnership        $ 3,130,644     $    -           $    -           $     -           $     -
                                 ===========     ============     ============     ============      ============

Benefit (Loss) from
   foreclosure of rental
   property                      $    -          $    -           $    -           $    118,685      $   (766,000)
                                 ===========     ============     ============     ============      ============

Net Income (Loss)                $ 2,907,637     $   (934,332)    $ (1,063,286)    $   (208,408)     $ (1,215,307)
                                 ===========     ============     ============     ============      ============

Net Income (Loss) per
   Limited Partnership
   Interest                      $       127     $        (43)    $        (49)    $        (10)     $        (56)
                                 ===========     ============     ============     ============      ============

Rental Property
   Owned at Cost
   Less Accumulated
   Depreciation                  $    -          $ 10,935,125     $ 11,074,611     $ 11,214,100      $ 22,532,639
                                 ===========     ============     ============     ============      ============



Total Assets                     $    -          $ 16,825,961     $ 15,769,651     $ 12,367,174      $ 23,730,765
                                 ===========     ============     ============     ============      ============

Mortgage Notes
   Payable                       $    -          $  9,649,180     $  9,687,439     $  9,725,085      $ 20,071,391
                                 ===========     ============     ============     ============      ============


The decrease in operations in 1993 compared to 1992 was due to the foreclosure of one rental property in 1993. The decrease in operations in 1995 and 1994 compared with 1993 was attributable to the Northridge property which was vacant since the January 17, 1994 earthquake in the Los Angeles area. See Item 7 where the effects of the earthquake are discussed further. The Northridge property and West Colonial Apartments (which was the Partnership's only remaining operating property prior to its sale), were sold in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's primary sources of funds were income from rental operations and interest income on money market funds and certificates of deposit.

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

The Partnership acquired five apartment complexes since inception, one of which was foreclosed by the lender in 1993. As a result of the anticipated foreclosure, a loss of $766,000 was recorded in 1992. Two of the Partnership's remaining buildings were contributed to a separate limited partnership in 1992, and were subsequently sold in 1995 as more particularly described in the next paragraph. The remaining two apartment complexes, one of which was substantially damaged in the January 17, 1994 Northridge Earthquake and was unoccupied, were sold in 1996.

In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held REIT. The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT, which are convertible to cash or REIT stock, at the option of REIT. Of the net proceeds, the Partnership received an allocation of 23,524 units, which were converted to REIT stock. The Partnership sold the REIT stock in November 1996 for $891,000, and recognized a gain in that amount because the investment was being carried at a zero balance.

RESULTS OF OPERATIONS

RAP was formed to invest in residential rental properties either directly or through investments in joint ventures and other partnerships which will invest in such real estate, as discussed in Item 1.

Rental operations consisted primarily of rental income and depreciation expense, debt service, and normal operating expenses to maintain the properties. Depreciation was provided on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the rental units were leased on a month-to-month basis.

A property management fee was payable to an affiliate of NAPICO for management of the West Colonial property through July 23, 1995. As of July 24, 1995, management of the West Colonial property was transferred to an independent property management firm. An affiliate of NAPICO managed the Northridge property through the date of sale.

On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area and the entire property was vacated since the earthquake. The property was covered by insurance, which covered to a limited extent, among other things, property damage and loss of rentals as a result of the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by a related party. An amount of approximately $127,000 has been accrued in the financial statements for 1994 to provide for the estimated loss to be incurred by the Partnership.

In May 1995, the Partnership received from the insurance company the final settlement payment of $1,368,000 related to the earthquake loss. This amount was held in an escrow account by the Northridge property lender. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds. All insurance proceeds plus related interest earned, net of earthquake related costs incurred, were included in restricted cash and liability for earthquake loss at December 31, 1995. Unpaid interest of $1,199,000 and property taxes of $354,000 relating to the Northridge property were accrued as of December 31, 1995. As compensation for continuing property management services, the managing agent, which is an affiliate of NAPICO, was paid $2,450 per month.

On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized a net gain of approximately $1,796,000. Pursuant to a contingent note received from the purchaser at the closing, the Partnership is entitled to certain property tax refunds and additional sales proceeds under certain conditions.

On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized a gain of approximately $444,000.

Partnership operations consisted primarily of interest income earned on certificates of deposit and other temporary investment of funds. The amount of interest income varied with market rates available on certificates of deposit and with the amount of funds available for investment. Operating expenses of the Partnership consisted substantially of recurring general and administrative expenses and professional fees for services rendered to the Partnership.

The Partnership distributed $2,823,700 to the limited partners during 1996. No distributions were made during 1995 and 1994. As described under Item 1 above, the Partnership was dissolved as of December 31, 1996, and as of that date the Partnership's remaining assets consisted of approximately $345,000 of cash and certain short-term receivables and other claims, and its remaining liabilities consisted of approximately $112,000 of accounts payable. The Partnership's remaining assets and liabilities were assigned to NAPICO as the liquidation agent under the Liquidation Agreement, and are reflected as a net distribution of $232,925 to the limited partners, which is due from NAPICO, subject to the payment of costs and expenses of the liquidation.


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

                            REAL AMERICAN PROPERTIES
                       (A California limited partnership)
                   (Formerly Hutton/REAL American Properties)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULE
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
REAL American Properties
(A California limited partnership)

We have audited the accompanying balance sheets of REAL American Properties (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index on item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REAL American Properties as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                               1996             1995
                                                           -----------     ------------
RENTAL PROPERTY, at cost (Notes 1 and 3)
     Land                                                  $       -       $  2,170,920
     Buildings                                                     -         12,360,101
     Furniture and equipment                                       -            835,000
                                                           -----------     ------------
                                                                             15,366,021
     Less accumulated depreciation                                 -         (4,430,896)
                                                           -----------     ------------
                                                                   -         10,935,125
                                                           -----------     ------------

CASH AND CASH EQUIVALENTS (Note 1)                                 -            442,803
                                                           -----------     ------------

RESTRICTED CASH (Note 1)                                           -          5,236,780
                                                           -----------     ------------

INVESTMENT IN LIMITED PARTNERSHIP (Note 2)

OTHER  ASSETS:
     Due from rental agent, including restricted
          cash held for security deposits and reserves
           of $68,163 at December 31, 1995                         -            114,728
     Other receivables and prepaid expenses (Note 6)               -             96,525
                                                           -----------     ------------
                                                                   -            211,253
                                                           -----------     ------------

          TOTAL ASSETS                                     $       -       $ 16,825,961
                                                           ===========     ============

                 LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Mortgage notes payable (Note 3)                       $       -       $  9,649,180
     Accounts payable and accrued expenses (Note 1)                -            406,383
     Accrued interest payable (Note1)                              -          1,226,835
     Liability for earthquake loss  (Note 1)                       -          5,363,547
     Tenant security deposits                                      -             31,028
                                                           -----------     ------------
                                                                   -         16,676,973
                                                           -----------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

PARTNERS' EQUITY                                                   -            148,988
                                                           -----------     ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY          $       -       $ 16,825,961
                                                           ===========     ============


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                          1996              1995            1994
                                                      -----------      -----------      -----------
RENTAL OPERATIONS:
     Revenues
         Rental income                                $   246,417      $   684,935      $   715,502
         Other income                                       7,050           30,031           38,295
                                                      -----------      -----------      -----------
                                                          253,467          714,966          753,797
                                                      -----------      -----------      -----------
     Expenses
        Operating expenses (Note 6)                       116,994          393,535          512,358
        Management fees - affiliate (Note 6)                  -             17,544           39,587
        Depreciation                                       34,872          139,486          139,489
        General and administrative expenses                12,180           32,714           38,770
        Interest expense (Notes 1 and 3)                  360,093          946,615          898,083
        Provision for earthquake loss (Note 1)                -                -            126,767
                                                      -----------      -----------      -----------

                                                          524,139        1,529,894        1,755,054
                                                      -----------      -----------      -----------

        Loss from rental operations                      (270,672)        (814,928)      (1,001,257)
                                                      -----------      -----------      -----------

PARTNERSHIP OPERATIONS:
     Interest and other income (Note 6)                   195,726           19,165           13,756
                                                      -----------      -----------      -----------

     Expenses
        General and administrative expenses                34,780           45,819           41,075
        Professional fees                                 113,281           90,509           32,469
        Amortization of loan fees (Note 1)                    -              2,241            2,241
                                                      -----------      -----------      -----------

                                                          148,061          138,569           75,785
                                                      -----------      -----------      -----------

        Income (loss) from partnership operations          47,665         (119,404)         (62,029)
                                                      -----------      -----------      -----------

GAIN ON SALE OF RENTAL PROPERTIES AND
    INVESTMENT IN LIMITED PARTNERSHIP
    (Note 1)                                            3,130,644              -                -
                                                      -----------      -----------      -----------


NET INCOME (LOSS)                                     $ 2,907,637      $  (934,332)     $(1,063,286)
                                                      ===========      ===========      ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 5)                    $       127      $       (43)     $       (49)
                                                      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   General         Limited
                                                  Partners         Partners         Total
                                                 ---------      -----------      -----------
DEFICIENCY, January 1, 1994                      $(164,595)     $ 2,311,201      $ 2,146,606

           Net loss for 1994                       (10,633)      (1,052,653)      (1,063,286)
                                                 ---------      -----------      -----------

DEFICIENCY, December 31, 1995                     (175,228)       1,258,548        1,083,320

           Net loss for 1995                        (9,343)        (924,989)        (934,332)
                                                 ---------      -----------      -----------

DEFICIENCY, December 31, 1995                     (184,571)         333,559          148,988

           Net income for 1996                     184,571        2,723,066        2,907,637

           Cash distributions for 1996                 -         (2,823,700)      (2,823,700)

           Liquidating distribution (Note 1)           -           (232,925)        (232,925)
                                                 ---------      -----------      -----------

DEFICIENCY, December 31, 1996                    $     -        $      -         $      -
                                                 =========      ===========      ===========

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                        1996             1995             1994
                                                                   ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net  income (loss)                                        $  2,907,637      $  (934,332)     $(1,063,286)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
               Depreciation                                              34,872          139,486          139,489
               Gain on sale of rental properties and                 (3,130,644)             -                -
                   investment in limited partnership
               Provisions for earthquake loss                               -                -            126,767

         Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Due from affiliated rental agent                     114,728          (64,582)         205,369
                   Other receivables and prepaid expenses                96,525           27,116           84,782
              Increase (decrease) in:
                    Accounts payable and accrued expenses              (406,383)          18,002          (19,930)
                    Accrued interest payable                         (1,226,835)         631,036          595,799
                    Tenant security deposits                            (31,028)           4,896          (88,078)
                                                                   ------------      -----------      -----------

                    Net cash used in operating activities            (1,641,128)        (178,378)         (19,088)
                                                                   ------------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Insurance proceeds for earthquake loss                             -                -          3,955,296
         Decrease (increase) in restricted cash                       5,236,780       (1,374,967)      (3,861,813)
         Liability for earthquake loss                               (5,363,547)       1,374,967          (66,445)
         Proceeds from sale of rental properties                     13,139,276              -                -
         Proceeds from sale of REIT stock                               891,621              -                -
                                                                   ------------      -----------      -----------

                     Net cash provided by investing activities       13,904,130              -             27,038
                                                                   ------------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Distributions to partners                                   (2,823,700)             -                -
         Liquidating distribution                                      (232,925)             -                -
         Principal payments on mortgage notes                        (9,649,180)         (38,259)         (37,646)
                                                                   ------------      -----------      -----------

                     Net cash used in financing  activities         (12,705,805)         (38,259)         (37,646)
                                                                   ------------      -----------      -----------

NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                              (442,803)        (216,637)         (29,696)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                                              442,803          659,440          689,136
                                                                   ------------      -----------      -----------

CASH AND CASH EQUIVALENTS,
         END OF YEAR                                               $      -          $   442,803      $   659,440
                                                                   ============      ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the year for interest                  $    360,093      $   315,579      $   349,684
                                                                   ============      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.     Organization

                  REAL American Properties (the "Partnership") was formed under the California Limited Partnership Act on March 9, 1984. The Partnership was formed to invest in a diversified portfolio of apartment complexes. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), a California corporation, and Real Estate Services XIII Inc. ("RES XIII"), a Delaware corporation. Casden Investment Corporation owns 100% of NAPICO's stock.

                  The Partnership offered 45,000 units of limited partnership interests at $1,000 each, of which 21,500 were sold, through a public offering. The terms of the Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement") provided, among other things, for allocation to the partners of profits, losses and any special allocations with respect thereto. Under the terms of the Partnership Agreement, cash available for distribution was allocated 90% to the limited partners as a group and 10% to the general partners.

                  Net proceeds from sale or refinancing were distributed 100% to the limited partners until they received an amount equal to the aggregate adjusted capital values, as defined, plus a cumulative non-compounded 8% annual return. The balance is distributed 85% to the limited partners and 15% to the general partners.

                  Losses were allocated 99% to the limited partners and 1% to the general partners.

                  After the investment in limited partnership was converted to cash (Note 2), the Partnership was dissolved effective December 31, 1996, after distributions of $2,823,700 were paid to the limited partners during 1996.

                  NAPICO was appointed the liquidation agent for the Partnership pursuant to a Liquidation Agreement, made as of December 1, 1996, among the Partnership, NAPICO, and RES XIII. Under the terms of the Liquidation Agreement, the liquidation agent will pursue collection of the Partnership's outstanding receivables and other non-liquid assets and, subject to the approval of RES XIII, cause the Partnership's final tax returns and reports to be filed. Upon collection and liquidation of the Partnership's remaining assets, the liquidation agent will cause the final distribution(s) to be paid to the partners in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership. The liquidation agent shall be entitled to (a) utilize its reasonable discretion in liquidating the Partnership's remaining assets and (b) reimbursement for all reasonable costs and expenses incurred in conforming its duties under the Liquidation Agreement. As of December 31, 1996, the Partnership's remaining assets consisted of cash of approximately $345,000 and certain short-term receivables and other claims, and its remaining liabilities consisted of approximately $112,000 of accounts payable. The Partnership's remaining assets and liabilities were assigned to NAPICO as the liquidation agent under the Liquidation Agreement, and are reflected as a net distribution of $232,925 to the limited partners, which is due from NAPICO, subject to the payment of costs and expenses of the liquidation.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996





1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           c.     Rental Property and Depreciation

                  Rental property was stated at cost. Depreciation was provided on the straight-line method over the estimated useful lives of the buildings and equipment as follows:

                         Asset                          Estimated Useful Lives
                         -----                          ----------------------
                  Buildings                                    30 years
                  Furniture and equipment                       5 years

                  On January 17, 1994, the Northridge rental property sustained major damage due to the severe earthquake in the Los Angeles area and the entire property was vacated since the earthquake. The casualty insurance policy insuring the Northridge property covered to a limited extent, property damage and loss of rentals due to the earthquake. In August 1994, a partial settlement for property damage in the amount of approximately $3,909,000 was allocated to the Partnership under a master umbrella insurance policy, covering earthquake damage for this and other properties managed by an affiliate of NAPICO. An amount of approximately $127,000 was accrued in the financial statements for 1994 to provide for the estimated loss to be incurred by the Partnership.

                  In November 1995, the Partnership received from the insurance company the final settlement payment of $1,368,000 related to the earthquake loss. This amount was held in an escrow account by the Northridge property lender. Pursuant to the terms of the loan documents between the Partnership and the lender, the lender had a security interest in and other rights to the insurance proceeds. All insurance proceeds plus related interest earned, net of earthquake related costs incurred, were included in restricted cash and liability for earthquake loss at December 31, 1995. Unpaid interest of $1,199,000 and property taxes of $354,000 relating to the Northridge property were accrued as of December 31, 1995.

                  On May 15, 1996, the Partnership sold the Northridge property. The Partnership realized a gain of approximately $1,796,000. Pursuant to a contingent note received from the purchaser at the closing, the Partnership is entitled to certain property tax refunds and additional sales proceeds under certain conditions.

                  On April 19, 1996, the Partnership sold West Colonial Apartments for $4,070,000 and realized a gain of approximately $444,000.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           d.     Cash and Cash Equivalents

                  Cash and cash equivalents consist of unrestricted cash and certificates of deposit, with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

2.         INVESTMENT IN LIMITED PARTNERSHIP

           In September 1992, the Partnership completed an exchange transaction involving the Del Coronado I and II properties. The Partnership transferred the Del Coronado properties to an unaffiliated Arizona limited partnership, 843 South Longmore Limited Partnership, in exchange for a subordinated 20% limited partnership interest in the Arizona limited partnership. In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership were in the form of limited partnership interests in the operating partnership controlled by the REIT, which were convertible to cash or REIT stock, at the option of the REIT. Of the net proceeds, the Partnership received an allocation equivalent to 23,524 shares, which were converted to REIT stock. The Partnership sold the REIT stock in November 1996 for $891,000, and recognized a gain in that amount because the investment was being carried at a zero balance.

3.         MORTGAGE NOTES PAYABLE

           Mortgage notes payable consisted of the following as of December 31, 1995:

           a.    Mortgage note bearing interest at the rate of
                 9.25 percent per annum; payable in monthly
                 installments of approximately $53,500
                 including interest through August 1996, at
                 which time the then outstanding principal
                 balance of the note was due and payable.
                 Collateralized by the Northridge property
                 land and buildings with a net book value of
                 $7,496,195 at December 31, 1995 (See
                 below).
                                                                     $6,072,583
           b.    Mortgage note (second), interest only at
                 10% per annum; payable in monthly installments
                 of approximately $3,400 through November 15,
                 1995, at which time the outstanding principal
                 balance became due and payable.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996




3.       MORTGAGE NOTES PAYABLE (CONTINUED)

                 The note was collateralized by the Northridge
                 property land and buildings with a net book
                 value of $7,496,195 at December 31, 1995
                 (See below).
                                                                     410,000
           c.    Mortgage note bearing interest at the rate of
                 10.7 percent per annum; payable in monthly
                 installments of approximately $32,000
                 including interest through July 1996, at
                 which time the then outstanding principal
                 balance was due and payable.  Collateralized
                 by land and buildings with a net book value
                 of $3,438,930 at December 31, 1995.  The
                 note was repaid upon sale of the property in
                 April 1996 (Note 1).
                                                                     3,166,597
                                                                    ----------

                                                                    $9,649,180
                                                                    ==========

         In February 1994, the Partnership ceased making payments to the mortgage lenders of the Northridge property, pending negotiations regarding the major damage sustained during the January 17, 1994 earthquake (See Note 1). Both the first and second notes were repaid upon the sale of the property in May 1996, however, the second note was paid after a discount of approximately $100,000.

4.       INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for rental property held by the Partnership.

5.       NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

         Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by 21,500, the number of limited partnership interests outstanding during each year.

6.       RELATED PARTY TRANSACTIONS

         a. The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements were on a month-to-month basis and provided, among other things, for a management fee equal to 5% of gross revenue for West Colonial through July 23, 1995 and approximately $2,450 per month for the Northridge property through the date of sale. Management fees charged by the NAPICO affiliate

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


6.       RELATED PARTY TRANSACTIONS (CONTINUED)

              under these agreements were approximately $9,800, $47,000 and $67,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Included in these management fees is approximately $9,800, $30,000 and $27,000 for the years ended December 31, 1996,
              1995 and 1994, respectively, which was charged against the earthquake liability. As of July 24, 1995, management of West Colonial was transferred to an independent property management firm. The management agreement was on a month-to-month basis and provided for a management fee of 3.5% of gross revenue, equal to $8,871 and $13,687 for the years ended December 31, 1996 and 1995, respectively, which is included in operating expenses.

              Included in other receivables and prepaid expenses at December 31, 1995 is $86,194 due from an affiliated company that served as the rental agent for a property that was owned by the Partnership. On December 24, 1996, the Partnership received the amount owed from the affiliate.

         b. The Partnership reimbursed NAPICO for certain expenses. The reimbursement to NAPICO was $4,196, $12,587 and $12,128 in 1996, 1995 and 1994, respectively, and is included in operating expenses.

         c. An affiliate of NAPICO performed certain earthquake related repairs at the Northridge property, in the approximate amount of $10,000 during the year ended December 31, 1994 (Note 1).

         d. Under the terms of the Partnership Agreement, the Partnership might have been obligated to pay the general partners or their affiliates a liquidation fee equal to 15% of the net proceeds from sale or refinancing of a project. No part of such fee shall be paid unless the limited partners have first received certain amounts as stated in the Partnership Agreement. In accordance with the Partnership Agreement, no fees were due as of December 31, 1996.

         e. Certain other fees might have been payable to the general partners, under certain circumstances, as stated in the Partnership Agreement. In accordance with the Partnership Agreement, no such fees were due as of December 31, 1996.

         f. Pursuant to a Memorandum of Understanding entered into on August 11, 1995, an affiliate of NAPICO, that served as the management company for properties owned by the Partnership, paid to the Partnership $66,706 in interest on May 1, 1996. The interest relates to Partnership funds maintained in a master disbursement account by the management company. In addition, the Partnership on May 1, 1996 reimbursed Real Estate Services XIII Inc. $50,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

7.       CONTINGENCIES

         NAPICO is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. None of these suits were related to the Partnership and in the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

                            REAL AMERICAN PROPERTIES
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

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

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            REAL AMERICAN PROPERTIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             OF PROPERTY HELD BY RAP
                                DECEMBER 31, 1996



NOTES:     1.   Rental property is stated at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the buildings and equipment. Substantially all of the apartments are leased on a month-to-month basis.

           2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1996 is $0.

           3.   Investments in property and equipment:

                                                 Buildings,
                                                Furnishings,
                                                    and
                                   Land           Equipment           Total
                               -----------      ------------      ------------
Balance, January 1, 1994       $ 2,170,920      $ 13,195,101      $ 15,366,021

Net Additions, 1994                    -                 -                 -
                               -----------      ------------      ------------

Balance, December 31, 1994       2,170,920        13,195,101        15,366,021

Net Additions, 1995                    -                 -                 -
                               -----------      ------------      ------------

Balance, December 31, 1995       2,170,920        13,195,101        15,366,021

Sales, 1996                     (2,170,920)      (13,195,101)      (15,366,021)
                               -----------      ------------      ------------

Balance, December 31, 1996     $       -        $        -        $        -
                               ===========      ============      ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            REAL AMERICAN PROPERTIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             OF PROPERTY HELD BY RAP
                                DECEMBER 31, 1996


                                                Buildings,
                                               Furnishings
ACCUMULATED DEPRECIATION:                     and Equipment
-------------------------                     -------------
Balance, January 1, 1994                       $ 4,151,921

Net additions for the year ended
December 31, 1994                                  139,489
                                               -----------

Balance, December 31, 1994                       4,291,410

Net additions for the year ended
December 31, 1995                                  139,486
                                               -----------

Balance, December 31, 1995                       4,430,896

Net additions for the year ended                    34,872

Sales for the year ended December 31, 1996      (4,465,768)
                                               -----------

Balance, December 31, 1996                     $       -
                                               ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL AMERICAN PROPERTIES (the "Partnership") has no directors or executive officers of its own.

The general partners of the partnerships are National Partnership Investments Corp. ("NAPICO") and Real Estate Services XIII Inc. NAPICO is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. Real Estate Services XIII Inc. is a wholly-owned subsidiary of LB I Group Inc. The following biographical information is presented for the directors and executive officers of NAPICO and officers of Real Estate Services XIII Inc. with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

ROCCO F. ANDRIOLA, 38, serves as President and Chief Financial Officer of Real Estate Services XIII Inc. and Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group of Shearson Lehman Brothers office of the general counsel. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney. Mr. Andriola graduated summa cum laude from Fordham University in 1979 with a B.A. degree in Economics and Political Science. Mr. Andriola received a J.D. degree and an LL.M degree in Corporate Law from New York University School of Law in 1982 and 1986, respectively.

JOHN H. NG, 46, is a Vice President of Real Estate Services XIII Inc. and Vice President of Lehman Brothers Inc. He has been employed by Lehman since November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

MARK J. MARCUCCI, 34, is a Vice President of Real Estate Services XIII Inc. and Vice President of Lehman Brothers Inc. in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporation lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

ITEM 11.   MANAGEMENT REMUNERATION AND TRANSACTIONS:

Under the terms of the Partnership Agreement, the Partnership was obligated to the General Partners or their affiliates for the following:

(a) A property management fee was payable to an affiliate of NAPICO on the two properties owned by the Partnership. Management fees paid were approximately $9,800, $61,000 and $67,000 in 1996, 1995 and 1994,
          respectively.

(b) An affiliate of NAPICO performed earthquake related repairs at one of the properties. The payments to this affiliate for these repairs were approximately $10,000 for the year ended December 31, 1994.

(c) Certain other fees might be payable, under certain circumstances, as stated in the Partnership Agreement.

(d) A liquidation fee was payable equal to 15 percent of the net proceeds from sale or refinancing of a project. No part of such fee would be paid unless the limited partners had first received certain amounts as stated in the Partnership Agreement.

(e) The Partnership reimbursed NAPICO for certain expenses. The reimbursement to NAPICO was $4,196, $12,587 and $12,128 in 1996, 1995
          and 1994, respectively.

ITEM 12.  SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)       Security Ownership of Certain Beneficial Owners

          The General Partners own all of the outstanding general partnership interests of RAP; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

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

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:

FINANCIAL STATEMENT

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity for the Years Ended to December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements December 31, 1996.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant was not incorporated. The Partnership Agreement was filed with Form S11 #2-94725 incorporated herein by reference.

(10) Material contracts: The Liquidation Agreement, made as of December 1, 1996, among the registrant, National Partnership Investments Corp., and Real Estate Services XIII Inc. (excluding exhibits) is filed herewith. The registrant was not a party to any other material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated March 9, 1984 and the five contracts representing the Partnership acquisition of five apartment projects as previously filed at the Securities Exchange Commission, File #2-94725 which is hereby incorporated by reference.

(13)    Annual report to security holders: Pages __ to __.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL AMERICAN PROPERTIES

By:           NATIONAL PARTNERSHIP INVESTMENTS CORP.
              The Corporate General Partner


______________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


______________________________________
Bruce E. Nelson
Director and President


______________________________________
Alan I. Casden
Director


______________________________________
Henry C. Casden
Director


______________________________________
Brian D. Goldberg
Director


______________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


______________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller