Form 10-Q
period 1997-03-31
REAL AMERICAN PROPERTIES
filed 1997-05-20
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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


                               Yes  [X]     No [ ]

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Balance Sheets, March 31, 1997 and December 31, 1996..............................................1

                 Statements of Operations,
                         Three Months Ended March 31, 1997 and 1996................................................2

                 Statement of Partners' Equity (Deficiency),
                         Three Months Ended March 31, 1997.........................................................3

                 Statements of Cash Flows
                          Three Months Ended March 31, 1997 and 1996...............................................4

                 Notes to Financial Statements.....................................................................5

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .......................................................11


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings................................................................................12

         Item 6.  Exhibits and Reports on Form 8-K ...............................................................12

         Signatures ..............................................................................................13

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                                             1997              1996
                                                                         (Unaudited)         (Audited)
                                                                         -----------        ----------
ASSETS (Note 1)                                                          $       -          $      -
                                                                         ===========        ==========



                          LIABILITIES AND PARTNERS' EQUITY


                                                                         -----------        ----------
LIABILITIES                                                                      -                 -
                                                                         -----------        ----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY                                                                 -                 -
                                                                         -----------        ----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                        $       -          $      -
                                                                         ===========        ==========



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                        1997             1996
                                                     ---------        ---------
RENTAL OPERATIONS:
     Revenues
          Rental income                              $     -          $ 183,600
          Other income                                     -              5,378
                                                     ---------        ---------
                                                           -            188,978
                                                     ---------        ---------
     Expenses
          Operating expenses                               -            125,400
          Management fees (Note 3)                         -              6,614
          Depreciation                                     -             34,872
          General and administrative expenses              -              9,969
          Interest expense                                 -            231,189
                                                     ---------        ---------

                                                           -            408,044
                                                     ---------        ---------

          Loss from rental operations                      -           (219,066)
                                                     ---------        ---------

PARTNERSHIPS OPERATIONS:
     Interest income                                       -             95,360
                                                     ---------        ---------

     Expenses
          General and administrative expenses              -             58,168
          Professional fees                                -             67,481
                                                     ---------        ---------

                                                           -            125,649
                                                     ---------        ---------

          Loss from partnership operations                 -            (30,289)
                                                     ---------        ---------

NET LOSS                                             $     -          $(249,355)
                                                     =========        =========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                               $     -          $     (12)
                                                     =========        =========



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)


                                         General       Limited
                                         Partners      Partners       Total
                                         --------     ----------     -------
PARTNERSHIP INTERESTS,
       March 31, 1997                           1         21,500      21,501
                                         ========     ==========     =======

EQUITY (DEFICIENCY), January 1, 1996     $    -       $      -       $   -

       Net loss for the three months
       ended March 31, 1997                   -              -           -

                                         --------     ----------     -------

EQUITY (DEFICIENCY), March 31, 1997      $    -       $      -       $   -
                                         ========     ==========     =======


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                             1997         1996
                                                           -------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                             $   -       $(249,355)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                        -          34,872

     Changes in operating assets and liabilities:
          Decrease in:
               Due from affiliated rental agent                -          (3,439)
               Other receivables and prepaid expenses          -         (58,351)
          Increase  in:
                Accounts payable and accrued expenses          -          88,551
                Accrued interest payable                       -         146,421
                                                           -------     ---------

                Net cash used in operating activities          -         (41,301)
                                                           -------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash                               -           5,191
     Decrease in liability for earthquake loss                 -          (5,191)
                                                           -------     ---------

                Net cash used in  investing activities         -             -
                                                           -------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage notes                      -          (9,290)
                                                           -------     ---------


NET DECREASE IN CASH
     AND CASH EQUIVALENTS                                      -         (50,591)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                       -         442,803
                                                           -------     ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                         $   -       $ 392,212
                                                           =======     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the year for interest              $   -       $  56,446
                                                           =======     =========


   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 GENERAL

                 The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 of REAL American Properties (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

                 In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of March 31, 1997, and the results of operations and changes in cash flows for the three months then ended.

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

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NAPICO was appointed the liquidation agent for the Partnership pursuant to a Liquidation Agreement, made as of December 1, 1996, among the Partnership, NAPICO, and RES XIII. Under the terms of the Liquidation Agreement, the liquidation agent will pursue collection of the Partnership's outstanding receivables and other non-liquid assets and, subject to the approval of RES XIII, cause the Partnership's final tax returns and reports to be filed. Upon collection and liquidation of the Partnership's remaining assets, the liquidation agent will cause the final distribution(s) to be paid to the partners in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership. The liquidation agent shall be entitled to (a) utilize its reasonable discretion in liquidating the Partnership's remaining assets and (b) reimbursement for all reasonable costs and expenses incurred in conforming its duties under the Liquidation Agreement. As of December 31, 1996, the Partnership's remaining assets consisted of cash of approximately $345,000 and certain short-term receivables and other claims, and its remaining liabilities consisted of approximately $112,000 of accounts payable. The Partnership's remaining assets and liabilities were assigned to NAPICO as the liquidation agent under the Liquidation Agreement, and were reflected as a net distribution of approximately $233,000 to the limited partners, which is due from NAPICO, subject to the payment of costs and expenses of the liquidation. During the three months ended March 31, 1997, NAPICO incurred net expenses of 19,306 on behalf of the Partnership.

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

        RENTAL PROPERTY AND DEPRECIATION

        There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the March 31, 1997 and December 31, 1996 financial statements.

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

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

NOTE 3 - RELATED PARTY TRANSACTIONS

        The Partnership had entered into agreements with an affiliate of NAPICO to manage the operations of the West Colonial and Northridge rental properties owned by the Partnership. The agreements changed to a month-to-month basis and provided, among other things, for a management fee equal to 5% of gross revenue for West Colonial through July 23, 1995 and approximately $2,450 per month for the Northridge property through the date of sale. Management fees charged by the NAPICO affiliate under these agreements were approximately $7,400 for the three months ended March 31, 1997. On July 24, 1995, management of West Colonial was transferred to an independent property management firm. The management agreement was on a month-to-month basis and provided for a management fee of 3.5% of gross revenue, equal to $6,614 for the three months ended March 31, 1997.

NOTE 4 - CONTINGENCIES

        NAPICO is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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

The Partnership acquired five apartment complexes since inception, one of which was foreclosed by the lender in 1993. In 1992, two of the Partnership's properties (the Del Coronado Properties) were contributed to 843 South Longmore Limited Partnership, an unaffiliated limited partnership, and such buildings were thereafter sold by said partnership for REIT shares in August of 1995. The remaining two apartment complexes of West Colonial and Northridge were sold in 1996,

In August 1995, the Del Coronado properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT. Of the net proceeds, the Partnership received an allocation equivalent to 23,524 shares, which were converted to REIT stock. The Partnership sold the REIT stock in November 1996 for $891,000 and recognized a gain in that amount because the investment was being carried at a zero balance.

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

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

NAPICO is involved in various lawsuits. None of these suits were related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 601 of regulation S-K

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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


                                REAL AMERICAN PROPERTIES
                                (a California limited partnership)



                                By:  National Partnership Investments Corp.
                                     a General Partner


                                By:
                                   --------------------------------------------
                                     Bruce Nelson
                                     President


                                Date:
                                     ------------------------------------------



                                By:
                                   --------------------------------------------
                                     Shawn Horwitz
                                     Executive Vice President and
                                     Chief Financial Officer


                                Date:
                                     ------------------------------------------