Form 10-Q
period 1997-06-30
REAL AMERICAN PROPERTIES
filed 1997-08-19
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Balance Sheets, June 30, 1997 and December 31, 1996.........................1

                 Statements of Operations,
                         Six and Three Months Ended June 30, 1997 and 1996...................2

                 Statement of Partners' Equity (Deficiency),
                         Six Months Ended June 30, 1997......................................3

                 Statements of Cash Flows
                          Six Months Ended June 30, 1997 and 1996............................4

                 Notes to Financial Statements...............................................5

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .................................11


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings..........................................................12

         Item 6.  Exhibits and Reports on Form 8-K .........................................12

         Signatures.........................................................................13

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                                   1997           1996
                                                               (Unaudited)      (Audited)
                                                               ----------      ----------
        ASSETS (Note 1)                                        $     --        $     --
                                                               ==========      ==========



                        LIABILITIES AND PARTNERS' EQUITY


                                                               ----------      ----------
        LIABILITIES                                                  --              --
                                                               ----------      ----------


        COMMITMENTS AND CONTINGENCIES (Note 3)

        PARTNERS' EQUITY                                             --              --
                                                               ----------      ----------

                   TOTAL LIABILITIES AND PARTNERS' EQUITY      $     --        $     --
                                                               ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                 Six months     Three months      Six months         Three months
                                                    ended           ended            ended              ended
                                                   June 30,        June 30,         June 30,           June 30,
                                                     1997            1997             1996               1996
                                                   ---------      -----------      -----------       -----------
RENTAL OPERATIONS:
     Revenues
          Rental income                            $    --        $      --        $   246,417       $    62,817
          Other income                                  --               --              7,050             1,672
                                                   ---------      -----------      -----------       -----------
                                                        --               --            253,467            64,489
                                                   ---------      -----------      -----------       -----------
     Expenses
          Operating expenses                            --               --            178,621            53,221
          Management fees                               --               --              8,871             2,257
          Depreciation                                  --               --             34,872              --
          General and administrative expenses           --               --             12,180             2,211
          Interest expense                              --               --            360,093           128,905
                                                   ---------      -----------      -----------       -----------

                                                        --               --            594,637           186,594
                                                   ---------      -----------      -----------       -----------

          Loss from rental operations                   --               --           (341,170)         (122,105)
                                                   ---------      -----------      -----------       -----------

PARTNERSHIPS OPERATIONS:
     Interest income                                    --               --            119,825            24,465
                                                   ---------      -----------      -----------       -----------

     Expenses
          General and administrative expenses           --               --             12,110             3,941
          Professional fees                             --               --             99,366           (18,115)
                                                   ---------      -----------      -----------       -----------

                                                        --               --            111,476           (14,174)
                                                   ---------      -----------      -----------       -----------

          Income from partnership operations            --               --              8,349            38,639
                                                   ---------      -----------      -----------       -----------

GAIN ON SALE OF RENTAL PROPERTIES                       --               --          2,280,983         2,280,983
                                                   ---------      -----------      -----------       -----------

NET INCOME                                         $    --        $      --        $ 1,948,162       $ 2,197,517
                                                   =========      ===========      ===========       ===========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                             $    --        $      --        $        91       $       102
                                                   =========      ===========      ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                          General        Limited
                                          Partners       Partners          Total
                                          --------      ----------      ----------
EQUITY (DEFICIENCY), January 1, 1996      $   --        $     --        $     --

     Net loss for the six months
     ended June 30, 1997                      --              --              --

                                          --------      ----------      ----------

EQUITY (DEFICIENCY), June 30, 1997        $   --        $     --        $     --
                                          ========      ==========      ==========






   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                  1997              1996
                                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                               $     --        $  1,948,162
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                              --              34,872
           Gain on sale of rental properties                         --          (2,280,983)
     Changes in operating assets and liabilities:
          Decrease in:
               Due from affiliated rental agent                      --             114,728
               Other receivables and prepaid expenses                --              10,331
          Decrease  in:
                Accounts payable and accrued expenses                --            (403,683)
                Accrued interest payable                             --          (1,226,835)
                Tenant security deposit                              --             (31,028)
                                                               ----------      ------------

                Net cash used in operating activities                --          (1,834,436)
                                                               ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash                                     --           5,236,780
     Decrease in liability for earthquake loss                       --          (5,363,547)
     Proceeds from sale of rental properties                         --          13,181,236
                                                               ----------      ------------

                Net cash provided by investing activities            --          13,054,469
                                                               ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage notes                            --          (9,649,180)
                                                               ----------      ------------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                            --           1,570,853

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                             --             442,803
                                                               ----------      ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                             $     --        $  2,013,656
                                                               ==========      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the year for interest                  $     --        $     56,446
                                                               ==========      ============



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

          In the opinion of National Partnership Investments Corp. ("NAPICO"), a California corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 1997, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

          ORGANIZATION

          The Partnership was formed under the California Limited Partnership Act on March 9, 1984. The general partners are NAPICO, and Real Estate Services XIII Inc. ("RES XIII"), a Delaware corporation. Casden Investment Corporation owns 100 percent of NAPICO's stock. LB I Group Inc. owns 100 percent of the stock of RES XIII. The Partnership was formed to invest in a diversified portfolio of apartment complexes.

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

                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          NAPICO was appointed the liquidation agent for the Partnership pursuant to a Liquidation Agreement, made as of December 1, 1996, among the Partnership, NAPICO, and RES XIII. Under the terms of the Liquidation Agreement, the liquidation agent will pursue collection of the Partnership's outstanding receivables and other non-liquid assets and, subject to the approval of RES XIII, cause the Partnership's final tax returns and reports to be filed. Upon collection and liquidation of the Partnership's remaining assets, the liquidation agent will cause the final distribution(s) to be paid to the partners in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership. The liquidation agent shall be entitled to (a) utilize its reasonable discretion in liquidating the Partnership's remaining assets and (b) reimbursement for all reasonable costs and expenses incurred in conforming its duties under the Liquidation Agreement. As of December 31, 1996, the Partnership's remaining assets consisted of cash of approximately $345,000 and certain short-term receivables and other claims, and its remaining liabilities consisted of approximately $112,000 of accounts payable. The Partnership's remaining assets and liabilities were assigned to NAPICO as the liquidation agent under the Liquidation Agreement, and were reflected as a net distribution of approximately $233,000 to the limited partners, which is due from NAPICO, subject to the payment of costs and expenses of the liquidation. During the six months ended June 30, 1997, NAPICO incurred net expenses of $50,897 on behalf of the Partnership.

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

          RENTAL PROPERTY AND DEPRECIATION

          There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the June 30, 1997 and December 31, 1996 financial statements.

          NET INCOME PER LIMITED PARTNERSHIP INTEREST

          Net income per limited partnership interest was computed by dividing the limited partners' share of net income by 21,500, the number of limited partnership interests outstanding for the periods presented.

                            REAL AMERICAN PROPERTIES

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


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

NOTE 3 - CONTINGENCIES

          NAPICO is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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

The Partnership acquired five apartment complexes since inception, one of which was foreclosed by the lender in 1993. In 1992, two of the Partnership's properties (the "Del Coronado Properties") were contributed to 843 South Longmore Limited Partnership, an unaffiliated limited partnership, and such buildings were thereafter sold by said partnership for REIT shares in August of 1995. The remaining two apartment complexes of West Colonial and Northridge were sold in 1996,

In August 1995, the Del Coronado Properties were sold by 843 South Longmore Limited Partnership to a publicly held Real Estate Investment Trust ("REIT"). The net proceeds of $5,682,262 paid to 843 South Longmore Limited Partnership was in the form of limited partnership interests in the operating partnership controlled by the REIT. Of the net proceeds, the Partnership received an allocation equivalent to 23,524 shares, which were converted to REIT stock. The Partnership sold the REIT stock in November 1996 for $891,000 and recognized a gain in that amount because the investment was being carried at a zero balance.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  REAL AMERICAN PROPERTIES
                                  (a California limited partnership)


                                  By:  National Partnership Investments Corp.
                                      ------------------------------------------
                                       a General Partner


                                       -----------------------------------------
                                       Bruce Nelson
                                       President


                                  Date: ________________________________________



                                       -----------------------------------------
                                       Charles H. Boxenbaum
                                       Chief Executive Officer



                                  Date: ________________________________________