Form 10-Q
period 1997-09-30
REAL AMERICAN PROPERTIES
filed 1997-11-19
CIK 758479

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets, September 30, 1997 and December 31, 1996..........1

            Statements of Operations,
               Nine and Three Months Ended September 30, 1997 and 1996........2

            Statement of Partners' Equity (Deficiency),
               Nine Months Ended September 30, 1997...........................3

            Statements of Cash Flows
               Nine Months Ended September 30, 1997 and 1996..................4

            Notes to Financial Statements.....................................5

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..........................11


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................12

   Item 6.  Exhibits and Reports on Form 8-K ................................12

   Signatures................................................................13


                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                                 1997         1996
                                                             (Unaudited)   (Audited)
                                                             ----------     --------

ASSETS (Note 1)                                              $     --       $   --
                                                             ==========     ========



                        LIABILITIES AND PARTNERS' EQUITY


                                                             ----------     --------
LIABILITIES                                                        --           --
                                                             ----------     --------


COMMITMENTS AND CONTINGENCIES (Note 3)

PARTNERS' EQUITY                                                   --           --
                                                             ----------     --------

           TOTAL LIABILITIES AND PARTNERS' EQUITY            $     --       $   --
                                                             ==========     ========





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                   Nine months    Three months     Nine months    Three months
                                                     ended           ended            ended           ended
                                                 Sept. 30, 1997  Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1996
                                                 --------------  --------------   --------------  --------------
RENTAL OPERATIONS:
     Revenues
         Rental income                           $         --    $         --     $      246,417   $         --
         Other income                                      --              --              7,050             --
                                                 --------------  --------------   --------------   --------------
                                                           --              --            253,467             --
                                                 --------------  --------------   --------------   --------------
     Expenses
         Operating expenses                                --              --            178,621             --
         Management fees                                   --              --              8,871             --
         Depreciation                                      --              --             34,872             --
         General and administrative expenses               --              --             12,180             --
         Interest expense                                  --              --            360,093             --
                                                 --------------  --------------   --------------   --------------

                                                           --              --            594,637             --
                                                 --------------  --------------   --------------   --------------

         Loss from rental operations                       --              --           (341,170)            --
                                                 --------------  --------------   --------------   --------------

PARTNERSHIPS OPERATIONS:
     Interest income                                       --              --            160,123           40,298
                                                 --------------  --------------   --------------   --------------

     Expenses
         General and administrative expenses               --              --             20,696            8,587
         Professional fees                                 --              --            107,966            8,600
                                                 --------------  --------------   --------------   --------------

                                                           --              --            128,662           17,187
                                                 --------------  --------------   --------------   --------------

         Income from partnership operations                --              --             31,461           23,111
                                                 --------------  --------------   --------------   --------------

GAIN ON SALE OF RENTAL PROPERTIES                          --              --          2,239,360          (41,623)
                                                 --------------  --------------   --------------   --------------

NET INCOME                                       $         --    $         --     $    1,929,651   $      (18,512)
                                                 ==============  ==============   ==============   ==============

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                           $         --    $         --     $           90   $           (1)
                                                 ==============  ==============   ==============   ==============



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                                 General           Limited
                                                 Partners          Partners         Total
                                                 ---------         --------        ------

EQUITY (DEFICIENCY), January 1, 1996             $      --         $     --        $  --

      Net loss for the nine months
      ended September 30, 1997                          --               --            --

                                                 ---------         --------        ------

EQUITY (DEFICIENCY), September 30, 1997          $      --         $     --        $   --
                                                 =========         ========        ======





   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                            1997                1996
                                                        ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  income                                         $       --         $  1,929,651
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                              --               34,872
      Gain on sale of rental properties                         --           (2,239,360)
    Changes in operating assets and liabilities:
     Decrease in:
      Due from affiliated rental agent                          --              114,728
      Other receivables and prepaid expenses                    --                9,790
    Decrease in:
      Accounts payable and accrued expenses                     --             (405,491)
      Accrued interest payable                                  --           (1,226,835)
      Tenant security deposit                                   --              (31,028)
                                                        ------------       ------------

      Net cash used in operating activities                     --           (1,813,673)
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in restricted cash                                 --            5,236,780
    Decrease in liability for earthquake loss                   --           (5,363,547)
    Proceeds from sale of rental properties                     --           13,139,613
                                                        ------------       ------------

      Net cash provided by investing activities                 --           13,012,846
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on mortgage notes                        --           (9,649,180)
                                                        ------------       ------------


NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                        --            1,549,993

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                         --              442,803
                                                        ------------       ------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                       $       --         $  1,992,796
                                                        ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest              $       --         $    360,093
                                                        ============       ============



   The accompanying notes are an integral part of these financial statements.

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

        In the opinion of National Partnership Investments Corp. ("NAPICO"), a California corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 1997, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NAPICO was appointed the liquidation agent for the Partnership pursuant to a Liquidation Agreement, made as of December 1, 1996, among the Partnership, NAPICO, and RES XIII. Under the terms of the Liquidation Agreement, the liquidation agent will pursue collection of the Partnership's outstanding receivables and other non-liquid assets and, subject to the approval of RES XIII, cause the Partnership's final tax returns and reports to be filed. Upon collection and liquidation of the Partnership's remaining assets, the liquidation agent will cause the final distribution(s) to be paid to the partners in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership. The liquidation agent shall be entitled to (a) utilize its reasonable discretion in liquidating the Partnership's remaining assets and (b) reimbursement for all reasonable costs and expenses incurred in conforming its duties under the Liquidation Agreement. As of December 31, 1996, the Partnership's remaining assets consisted of cash of approximately $345,000 and certain short-term receivables and other claims, and its remaining liabilities consisted of approximately $112,000 of accounts payable. The Partnership's remaining assets and liabilities were assigned to NAPICO as the liquidation agent under the Liquidation Agreement, and were reflected as a net distribution of approximately $233,000 to the limited partners, which is due from NAPICO, subject to the payment of costs and expenses of the liquidation. During the nine months ended September 30, 1997, NAPICO incurred net expenses of $67,426 on behalf of the Partnership.

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

        RENTAL PROPERTY AND DEPRECIATION

        There are no remaining rental properties owned by the Partnership, therefore no rental property cost and accumulated depreciation are included in the September 30, 1997 and December 31, 1996 financial statements.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

NAPICO is involved in various lawsuits. None of these suits were related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of item 601 of regulation
         S-K

                            REAL AMERICAN PROPERTIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


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


                              REAL AMERICAN PROPERTIES
                              (a California limited partnership)


                              By: National Partnership Investments Corp.
                                  a General Partner


                                  ----------------------------------------------
                                  Bruce Nelson
                                  President


                              Date:
                                   ---------------------------------------------




                                  ----------------------------------------------
                                  Charles H. Boxenbaum
                                  Chief Executive Officer



                              Date:
                                   ---------------------------------------------